Form 10QSB
period 2006-09-30
TREASURE EXPLORATIONS INC.
filed 2006-11-01
CIK 1370292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                     For the Period ended September 30, 2006

                        Commission File Number 333-136492


                           TREASURE EXPLORATIONS INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  20-5005810
(State of incorporation)                                (IRS Employer ID Number)


                   #109 - 114 West Magnolia Street, Suite 400
                              Bellingham, WA 98225
                                  (360)233-0740
          (Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 2,000,000 shares of Common Stock outstanding as of September 30, 2006.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2006, prepared by the company, immediately follow.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of             As of
                                                                 September 30,       June 30,
                                                                     2006              2006
                                                                   -------           -------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 3,650           $ 9,985
                                                                   -------           -------
TOTAL CURRENT ASSETS                                                 3,650             9,985
                                                                   -------           -------

TOTAL ASSETS                                                       $ 3,650           $ 9,985
                                                                   =======           =======

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    --           $   415
                                                                   -------           -------
TOTAL CURRENT LIABILITIES                                               --               415
                                                                   -------           -------

TOTAL LIABILITIES                                                       --               415
                                                                   -------           -------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 2,000,000 shares issued and outstanding
   as of September 30, and June 30, 2006                             2,000             2,000
  Additional paid-in capital                                         8,000             8,000
  Deficit accumulated during exploration stage                      (6,350)             (430)
                                                                   -------           -------
TOTAL STOCKHOLDERS' EQUITY                                           3,650             9,570
                                                                   -------           -------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 3,650           $ 9,985
                                                                   =======           =======

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                   May 31, 2006
                                             Three Months           (inception)
                                                Ended                 through
                                             September 30,         September 30,
                                                 2006                  2006
                                              -----------           -----------
REVENUES
  Revenues                                    $        --           $        --
                                              -----------           -----------
TOTAL REVENUES                                         --                    --

PROFESSIONAL FEES                                   2,700                 2,700
GENERAL & ADMINISTRATIVE EXPENSES                   3,220                 3,650
                                              -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             5,920                 6,350
                                              -----------           -----------

NET INCOME (LOSS)                             $    (5,920)          $    (6,350)
                                              ===========           ===========

BASIC EARNING (LOSS) PER SHARE                $     (0.00)          $     (0.00)
                                              ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      2,000,000             2,000,000
                                              ===========           ===========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From May 31, 2006 (Inception) through September 30, 2006
--------------------------------------------------------------------------------

                                                                                        Deficit
                                                                                       Accumulated
                                                             Common      Additional      During
                                              Common         Stock        Paid-in      Exploration
                                              Stock          Amount       Capital        Stage        Total
                                              -----          ------       -------        -----        -----
BALANCE, MAY 31, 2006                              --       $    --       $   --        $    --      $    --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000        8,000                      10,000

Net loss, June 30, 2006                                                                    (430)        (430)
                                           ----------       -------       ------        -------      -------
BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $8,000        $  (430)     $ 9,570
                                           ==========       =======       ======        =======      =======
Net loss, September 30, 2006                                                             (5,920)      (5,920)
                                           ----------       -------       ------        -------      -------
BALANCE, SEPTEMBER 30, 2006                 2,000,000       $ 2,000       $8,000        $(6,350)     $ 3,650
                                           ==========       =======       ======        =======      =======

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      May 31, 2006
                                                                   Three Months        (inception)
                                                                      Ended             through
                                                                   September 30,      September 30,
                                                                       2006               2006
                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (5,920)          $ (6,350)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                     (415)                --
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,335)            (6,350)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 --              2,000
  Additional paid-in capital                                               --              8,000
                                                                     --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             10,000
                                                                     --------           --------

NET INCREASE (DECREASE) IN CASH                                        (6,335)             3,650

CASH AT BEGINNING OF PERIOD                                             9,985                 --
                                                                     --------           --------
CASH AT END OF YEAR                                                  $  3,650           $  3,650
                                                                     ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --
                                                                     ========           ========
  Income Taxes                                                       $     --           $     --
                                                                     ========           ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Treasure Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 31, 2006 (date of inception).

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges OF Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting For Conditional Asset Retirement Obligations--An Interpretation Of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FIN No. 47 is effective for the Company no later than December 31, 2005. The Company does not expect that the adoption of FIN No. 47 will have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes And Error Corrections, A Replacement Of APB No. 20 And FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

This statement is effective for the Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 31, 2006 (date of inception) to September 30, 2006 and generated a net loss of $6,350. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $3,650is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

Management plans to raise additional funds through debt or equity offerings. Management's current plan includes a SB-2 registration statement with the U.S. Securities and Exchange Commission of 2,000,000 shares for sale at $.02 per share to raise capital of $40,000 to implement their business plan. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Howard Gelfand and Gordon Koshowski, officers and directors of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 6. INCOME TAXES

                                                        As of September 30, 2006
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 6,350
     Tax rate                                                          34%
                                                                  -------
     Gross deferred tax assets                                      2,159
     Valuation allowance                                           (2,159)
                                                                  -------

     Net deferred tax assets                                      $     0
                                                                  =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2006, the Company has a net operating loss carryforwards of approximately $6,350. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2006


NOTE 8. STOCK TRANSACTIONS (Continued)

On May 31, 2006, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $10,000.

As of September 30, 2006 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $5,920 for the three months ended September 30, 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss from inception through September 30, 2006 was $6,350.

Cash provided by financing activities for the period from inception (May 31, 2006) through September 30, 2006 was $10,000, pursuant to the sale of 2,000,000 shares of common stock issued to a director for $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $3,650. In order to achieve our exploration program goals, we will need the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136492 which became effective on August 25, 2006.

We are an exploration stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

PLAN OF OPERATION

Our plan of operation for the twelve months following the completion of our offering is to complete the first phase of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. The following work program has been recommended by the consulting geologist who prepared the geology report for the Treasure project.

Phase 1 of the work program will consist of geological mapping, soil sampling and rock sampling.


                                 PHASE 1 BUDGET
     Geologist 12 days @ $700/day                      $ 8,400
     Technologist 12 days @ $300/day                   $ 3,600
     Vehicle 12 days @ $100/day                        $ 1,200
     Rock Samples 20 @ $50 each                        $ 1,000
     Soil Samples 100 @ $40 each                       $ 4,000
     Expenses, food, field supplies                    $ 4,000
     Report                                            $ 3,000
                                                       -------
                      TOTAL (US DOLLARS)               $25,200
                                                       =======

Contingent upon favorable results from Phase 1, the following Phase 2 work program is recommended. Phase 2 will consist of a magnetometer survey and trenching.

                                 PHASE 2 BUDGET
     Bond                                              $ 5,000
     Geologist 6 days @ $700/day                       $ 4,200
     Technologist 6 days @ $300/day                    $ 1,800
     Vehicle 6 days @ $100/day                         $   600
     Magnetometer Survey                               $ 5,000
     Excavator 2 days @ $1500/day                      $ 3,000
     Rock Samples 100 @ $50 each                       $ 5,000
     Expenses, food, field supplies                    $ 3,000
     Report                                            $ 3,000
                                                       -------
                      TOTAL (US DOLLARS)               $30,600
                                                       =======

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claim in the spring of 2007 or as soon as weather conditions permit. We expect this phase to take 12 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $30,600 and will take approximately 6 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Subject to financing, we anticipate commencing the second phase of our exploration program in fall 2007. We have a verbal agreement with Alex Burton, the consulting geologist and mining engineer who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase two and any subsequent work on the claim, we have no current plans on how to raise the additional funding.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our September 30, 2005 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement and the amendments thereto on the SEC website at www.sec.gov under our SEC File Number 333-136492.

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 31, 2006 (date of inception).

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges Of Non-monetary Assets, an Amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Non-monetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future non-monetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--An Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

FIN No. 47 is effective for the Company no later than December 31, 2005. The Company does not expect that the adoption of FIN No. 47 will have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes And Error Corrections, A Replacement Of APB No. 20 And FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

This statement is effective for the Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its financial statements.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-QSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-QSB that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have no identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-136492, at the SEC website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------
       3.1          Articles of Incorporation*
       3.2          Bylaws*
       31.1         Sec. 302 Certification of Principal Executive Officer
       31.2         Sec. 302 Certification of Principal Financial Officer
       32.1         Sec. 906 Certification of Principal Executive Officer
       32.2         Sec. 906 Certification of Principal Financial Officer

No Form 8-K was filed in the period ending September 30, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 31, 2006              Treasure Explorations Inc.


                                   /s/ Howard Gelfand
                                   ---------------------------------------------
                              By: Howard Gelfand
                                  President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 31, 2006              Treasure Explorations Inc.


                                  /s/ Howard Gelfand
                                  ---------------------------------------------
                              By: Howard Gelfand
                                  President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer