Form 10QSB
period 2006-12-31
TREASURE EXPLORATIONS INC.
filed 2007-02-14
CIK 1370292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended December 31, 2006

                        Commission File Number 333-136492


                           TREASURE EXPLORATIONS INC.
                 (Name of small business issuer in its charter)


        Nevada                                                  20-2745790
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

There were 4,000,000 shares of Common Stock outstanding as of December 31, 2006.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2006, prepared by the company, immediately follow.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  December 31,        June 30,
                                                                     2006               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 41,729           $  9,985
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 41,729              9,985
                                                                   --------           --------

TOTAL ASSETS                                                       $ 41,729           $  9,985
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    415
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                415
                                                                   --------           --------

TOTAL LIABILITIES                                                        --                415
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 and 2,000,000 shares issued and
   outstanding as of December 31, and June 30, 2006                   4,000              2,000
  Additional paid-in capital                                         46,000              8,000
  Deficit accumulated during exploration stage                       (8,271)              (430)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           41,729              9,570
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 41,729           $  9,985
                                                                   ========           ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       May 31, 2006
                                            Six Months           Three Months           (inception)
                                              Ended                 Ended                 through
                                            December 31,          December 31,          December 31,
                                               2006                  2006                  2006
                                            -----------           -----------           -----------
REVENUES
  Revenues                                  $         0           $        --           $         0
                                            -----------           -----------           -----------
TOTAL REVENUES                                        0                    --                     0

PROFESSIONAL FEES                                 3,950                 1,250                 3,950
GENERAL & ADMINISTRATIVE EXPENSES                 3,891                   672                 4,322
                                            -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           7,841                 1,922                 8,272
                                            -----------           -----------           -----------

NET INCOME (LOSS)                           $    (7,841)          $    (1,922)          $    (8,271)
                                            ===========           ===========           ===========

BASIC EARNING (LOSS) PER SHARE              $     (0.00)          $     (0.00)
                                            ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    2,858,696             3,717,391
                                            ===========           ===========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
             From May 31, 2006 (Inception) through December 31, 2006

                                                                                           Deficit
                                                                                          Accumulated
                                                             Common      Additional         During
                                              Common         Stock        Paid-in         Exploration
                                              Stock          Amount       Capital           Stage         Total
                                              -----          ------       -------           -----         -----
BALANCE, MAY 31, 2006                              --       $    --       $     --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000          8,000                        10,000

Net loss, June 30, 2006                                                                       (430)         (430)
                                           ----------       -------       --------        --------      --------
BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $  8,000        $   (430)     $  9,570
                                           ==========       =======       ========        ========      ========
Net loss, September 30, 2006                                                                (5,920)       (5,920)
                                           ----------       -------       --------        --------      --------
BALANCE, SEPTEMBER 30, 2006                 2,000,000       $ 2,000       $  8,000        $ (6,350)     $  3,650
                                           ==========       =======       ========        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000         38,000                        40,000

Net loss, December 31, 2006                                                                 (1,922)       (1,922)
                                           ----------       -------       --------        --------      --------
BALANCE, DECEMBER 31, 2006                  4,000,000       $ 4,000       $ 46,000        $ (8,271)     $ 41,729
                                           ==========       =======       ========        ========      ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    May 31, 2006
                                                               Six Months        Three Months        (inception)
                                                                 Ended              Ended              through
                                                               December 31,       December 31,       December 31,
                                                                  2006               2006               2006
                                                                --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (7,841)          $ (1,922)          $ (8,271)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Accounts Payable                                                (415)                --                 --
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (8,256)            (1,922)            (8,271)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                         2,000              2,000              4,000
  Additional paid-in capital                                      38,000             38,000             46,000
                                                                --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       40,000             40,000             50,000
                                                                --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                   31,744             38,078             41,729

CASH AT BEGINNING OF PERIOD                                        9,985              3,650                 --
                                                                --------           --------           --------

CASH AT END OF YEAR                                             $ 41,729           $ 41,729           $ 41,729
                                                                ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                      $     --           $     --           $     --
                                                                ========           ========           ========
  Income Taxes                                                  $     --           $     --           $     --
                                                                ========           ========           ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 31, 2006 (date of inception) to December 31, 2006 and generated a net loss of $8,271. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $41,729 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 6. INCOME TAXES

                                                         As of December 31, 2006
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 8,271
     Tax rate                                                        34%
                                                                -------
     Gross deferred tax assets                                    2,812
     Valuation allowance                                         (2,812)
                                                                -------

     Net deferred tax assets                                    $     0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2006, the Company has a net operating loss carryforwards of approximately $8,271. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

On October 13, 2006, the Company issued a total of 2,000,000 shares of common stock to twenty seven unrelated investors for cash in the amount of $0.02 per share for a total of $40,000.

As of December 31, 2006 the Company had 4,000,000 shares of common stock issued and outstanding.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2006


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $1,922 for the three months ended December 31, 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our SB-2 Registration Statement.

Our net loss from inception through December 31, 2006 was $8,271.

Cash provided by financing activities for the period from inception (May 31, 2006) through December 31, 2006 was $50,000, consisting of $10,000 pursuant to the sale of 2,000,000 shares of common stock issued to a director for $0.005 per share and $40,000 from the sale of 2,000,000 shares of common stock pursuant to our SB-2 offering.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $41,729. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136492 which became effective on August 25, 2006. We completed the offering on October 13, 2006 for proceeds of $40,000.

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

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first phase of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. The following work program has been recommended by the consulting geologist who prepared the geology report for the Treasure project.

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
                                                                    =======

We plan to commence Phase 1 of the exploration program on the claim in the spring of 2007 as soon as weather conditions permit. We expect this phase to take 12 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of December 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-136492.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on its financial statements.

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

February 12, 2007          Treasure Explorations Inc.


                               /s/ Howard Gelfand
                               -------------------------------------------------
                           By: Howard Gelfand
                               President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 12, 2007          Treasure Explorations Inc.


                               /s/ Howard Gelfand
                               -------------------------------------------------
                           By: Howard Gelfand
                               President, Chief Executive Officer, Treasurer, Chief Financial Officer, and Principal Accounting Officer