Form 10QSB
period 2007-03-31
TREASURE EXPLORATIONS INC.
filed 2007-05-14
CIK 1370292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For the Period ended March 31, 2007

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

There were 4,000,000 shares of Common Stock outstanding as of March 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2007, prepared by the company, immediately follow.

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Treasure Explorations, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Treasure Explorations, Inc. (A Development Stage "Company") as of March 31, 2007 and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the three months ended March 31, 2007 and for the period from May 31, 2006 through March 31, 2007. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Chang G. Park
----------------------------
Chang G. Park, CPA

April 30, 2007
Chula Vista, California


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,          June 30,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 36,315           $  9,985
  Deposits                                                            3,000                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 39,315              9,985
                                                                   --------           --------

TOTAL ASSETS                                                       $ 39,315           $  9,985
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    415
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                415
                                                                   --------           --------
TOTAL LIABILITIES                                                        --                415
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 and 2,000,000 shares issued and
   outstanding as of March 31, 2007 and June 30, 2006                 4,000              2,000
  Additional paid-in capital                                         46,000              8,000
  Deficit accumulated during exploration stage                      (10,685)              (430)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           39,315              9,570
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 39,315           $  9,985
                                                                   ========           ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                               May 31, 2006
                                                    Nine Months          Three Months           (inception)
                                                      Ended                 Ended                 through
                                                     March 31,             March 31,             March 31,
                                                       2007                  2007                  2007
                                                    -----------           -----------           -----------
REVENUES
  Revenues                                          $        --           $        --           $        --
                                                    -----------           -----------           -----------
TOTAL REVENUES                                               --                    --                    --

PROFESSIONAL FEES                                         5,200                 1,250                 5,200
GENERAL & ADMINISTRATIVE EXPENSES                         5,055                 1,163                 5,485
                                                    -----------           -----------           -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                  10,255                 2,413                10,685
                                                    -----------           -----------           -----------

NET INCOME (LOSS)                                   $   (10,255)          $    (2,413)          $   (10,685)
                                                    ===========           ===========           ===========

BASIC AND DILUTED EARNING (LOSS) PER SHARE          $     (0.00)          $     (0.00)
                                                    ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            3,233,577             4,000,000
                                                    ===========           ===========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From May 31, 2006 (Inception) through March 31, 2007
--------------------------------------------------------------------------------

                                                                                           Deficit
                                                                                          Accumulated
                                                             Common      Additional         During
                                              Common         Stock        Paid-in         Exploration
                                              Stock          Amount       Capital           Stage         Total
                                              -----          ------       -------           -----         -----
BALANCE, MAY 31, 2006                              --       $    --       $     --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000          8,000                        10,000

Net loss, June 30, 2006                                                                       (430)         (430)
                                           ----------       -------       --------        --------      --------
BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $  8,000        $   (430)     $  9,570
                                           ==========       =======       ========        ========      ========
Net loss, September 30, 2006                                                                (5,920)       (5,920)
                                           ----------       -------       --------        --------      --------
BALANCE, SEPTEMBER 30, 2006                 2,000,000       $ 2,000       $  8,000        $ (6,350)     $  3,650
                                           ==========       =======       ========        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000         38,000                        40,000

Net loss, December 31, 2006                                                                 (1,922)       (1,922)
                                           ----------       -------       --------        --------      --------
BALANCE, DECEMBER 31, 2006                  4,000,000       $ 4,000       $ 46,000        $ (8,271)     $ 41,729
                                           ==========       =======       ========        ========      ========
Net loss, March 31, 2007                                                                    (2,413)       (2,413)
                                           ----------       -------       --------        --------      --------
BALANCE, MARCH 31, 2007                     4,000,000       $ 4,000       $ 46,000        $(10,685)     $ 39,315
                                           ==========       =======       ========        ========      ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     May 31, 2006
                                                                Nine Months       Three Months        (inception)
                                                                  Ended              Ended              through
                                                                 March 31,          March 31,          March 31,
                                                                   2007               2007               2007
                                                                 --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $(10,255)          $ (2,413)          $(10,685)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                       (3,000)            (3,000)            (3,000)
    Accounts Payable                                                 (415)                --                 --
                                                                 --------           --------           --------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (13,670)            (5,413)           (13,685)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                          2,000                 --              4,000
  Additional paid-in capital                                       38,000                 --             46,000
                                                                 --------           --------           --------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        40,000                 --             50,000
                                                                 --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    26,330             (5,413)            36,315

CASH AT BEGINNING OF PERIOD                                         9,985             41,729                 --
                                                                 --------           --------           --------

CASH AT END OF YEAR                                              $ 36,315           $ 36,315           $ 36,315
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                       $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes                                                   $     --           $     --           $     --
                                                                 ========           ========           ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 31, 2006 (date of inception) to March 31, 2007 and generated a net loss of $10,685. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and prepaid deposits of $39,315 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 6. INCOME TAXES

                                                            As of March 31, 2007
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 10,685
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      3,633
     Valuation allowance                                           (3,633)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carryforwards of approximately $10,685. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2007 the Company had 4,000,000 shares of common stock issued and outstanding.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2007


NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,413 for the three months ended March 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss from inception through March 31, 2007 was $10,685.

Cash provided by financing activities for the period from inception (May 31, 2006) through March 31, 2007 was $50,000, consisting of $10,000 from the sale of 2,000,000 shares of common stock to a director for the company for $0.005 per share and $40,000 from the sale of 2,000,000 shares of common stock pursuant to our SB-2 offering.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $36,315. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136492 which became effective on August 25, 2006. We completed the offering on October 13, 2006 for proceeds of $40,000. We are an exploration stage company and have generated no revenue to date.

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
                                                        =======

We plan to commence Phase 1 of the exploration program on the claim in the summer of 2007 or as soon as weather conditions permit. We expect this phase to take 12 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of March 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2006 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-136492.

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

May 14, 2007                        Treasure Explorations Inc.


                                        /s/ Howard Gelfand
                                        -------------------------------------
                                    By: Howard Gelfand
                                        President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 14, 2007                        Treasure Explorations Inc.


                                        /s/ Howard Gelfand
                                        -------------------------------------
                                    By: Howard Gelfand
                                        President, Chief Executive Officer,
                                        Treasurer, Chief Financial Officer, and
                                        Principal Accounting Officer