Form 10KSB
period 2007-06-30
TREASURE EXPLORATIONS INC.
filed 2007-09-26
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X[ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                           TREASURE EXPLORATIONS INC.
              (Exact name of small business issuer in its charter)


           Nevada                         333-134568              20-5005810
(State or other jurisdiction of          (Commission            (IRS Employer
 incorporation or organization)          File Number)        Identification No.)


                    #109 -114 West Magnolia Street, Suite 400
                              Bellingham, WA 98225
                    (Address of principal executive offices)


                    Issuer's telephone number: (360)233-0740


      Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $0.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $40,000 (2,000,000 common shares @ $0.02 per share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2007, the issuer had 4,000,000 shares of common stock issued and outstanding.

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of copper and other minerals. The Tulameen Mountain Mineral Claim, consisting of 16 cells totaling an area of 830 acres, is the only claim currently in the company's portfolio. If our claim does not contain any reserves all funds that we spend on exploration will be lost. Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

MINING TERMS UTILIZED IN THIS REPORT:

"Argillite"            A fine-grained sedimentary rock composed predominately of
                       hard clay particles
"BCDM"                 British Columbia Department of Mines
"Carbonate"            A salt of carbonic acid

"Chloritic"            A salt of chlorous acid
"Clastic"              Rocks formed from fragments of pre-existing rock
"Cretaceous"           The Cretaceous period is one of the major divisions of
                       the geologic timescale, reaching from the end of the
                       Jurassic period, about 146 million years ago to the
                       beginning of the Paleocene epoch of the Tertiary period
"Eocene"               The Eocene epoch (56-34 Ma) is a major division of the
                       geologic timescale and the second epoch of the Palaeogene
                       period in the Cenozoic era. The Eocene spans the time
                       from the end of the Paleocene epoch to the beginning of
                       the Oligocene epoch.
"Epigenetic"           the study of the processes involved in the unfolding
                       development of an organism
"Felsic Dike"          Felsic is a term used in geology to refer to silicate
                       minerals, magmas, and rocks which are enriched in the
                       lighter elements such as silica, oxygen, sodium, and
                       potassium. A dike is an intrusion into a cross-cutting
                       fissure, meaning a dike cuts across other pre-existing
                       layers or bodies of rock, this means that a dike is
                       always younger than the rocks that contain it.
"Fossiliferous"        Fossil-containing rock formations and sedimentary layers
"Galena"               A lead ore
"Geological mapping"   The process of observing and measuring geological
                       features in a given area and plotting these features, to
                       scale, onto a map
"Gold" or "Au"         A heavy, soft, yellow, ductile, malleable, metallic
                       element. Gold is a critical element in computer and
                       communications technologies
"Granodioritic"        An intrusive igneous rock similar to granite, but
                       contains more plagioclase than potassium feldspar
"Hydrothermal"         Hydrothermal circulation occurs most often in the
                       vicinity of sources of heat within the Earth's crust.
                       This generally occurs near volcanic activity, but can
                       occur in the deep crust related to the intrusion of
                       granite
"Marcasite"            Sometimes called white iron pyrite, an iron sulfide
                       (FeS2). Marcasite is often mistakenly confused with
                       pyrite, but marcasite is lighter and more brittle.
"Mineral claim"        A portion of land held either by a prospector or a mining
                       company, in British Columbia each claim is 500m x 500m
                       (1,640 ft2)
"MINFILE"              A government data base detailing mineral occurrences in
                       BC
"Ore"                  A mixture of mineralized rock from which at least one of
                       the metals can be extracted at a profit
"Precious metal"       Any of several metals, including gold and platinum, that
                       have high economic value - metals that are often used to
                       make coins or jewelry
"Pyrite"               A yellow iron sulphide mineral - sometimes referred to as
                       "fools gold"
"Quartz"               Common rock forming mineral consisting of silicon and
                       oxygen
"Sandstone"            A sedimentary rock composed mainly of sand-size mineral
                       or rock grains
"Sedimentary rocks"    Secondary rocks formed from material derived from other
                       rocks and laid down underwater.

"Siltstone"            A sedimentary rock that is intermediate in grain size
                       between the coarser sandstone and the finer shale
"Silver" or "Ag"       A soft white lustrous transition metal, it has the
                       highest electrical and thermal conductivity of any metal
                       and occurs in minerals and in free form.
"Soil sampling"        The collecting of samples of soil, usually 2 pounds per
                       sample, from soil thought to be covering mineralized
                       rock. The samples are submitted to a laboratory that will
                       analyze them for mineral content
"Sphalerite"           A zinc sulphide mineral; the most common ore mineral of
                       zinc
"Tertiary"             One of the major divisions of the geologic timescale,
                       from the end of the Cretaceous period about 65 million
                       years ago to the start of the Quaternary period about 1.6
                       million years ago.
"Trenching"            The digging of long, narrow excavation through soil, or
                       rock, to expose mineralization
"Tuff"                 A type of rock consisting of consolidated volcanic ash
                       ejected from vents during a volcanic eruption
"Vein"                 A crack in the rock that has been filled by minerals that
                       have traveled upwards from a deeper source
"Volcanic rocks"       Igneous rocks formed from magma that has flowed out or
                       has been violently ejected from a volcano
"Wacke"                A soft, earthy, dark-colored rock or clay derived from
                       the alteration of basalt.
"Zinc" or "Zn"         A white metallic element

GENERAL INFORMATION

The one property in the Company's portfolio is the Tulameen Mountain Mineral Claim, consisting of 336 hectares (830 acres), included within 16 Mineral Title Cells. The Tulameen Mountain Mineral Claim was staked on May 26, 2006 using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 534417.

The Claim is located in the New Westminster, Similkameen Mining Division of British Columbia, Canada. The project area is located approximately 87 miles east of Vancouver and 14 miles east-northeast of Hope. A logging road up Dewdney Creek provides access to the northeast corner of the mineral claim. The lower part of the logging road is in good condition, but the remainder has several poor sections. A four-wheel drive vehicle is required to travel the latter part of the road. Much of the area has been logged. The City of Hope is the closest major population center. Traveling via automobile the Treasure Claim is located 25 minutes by road to Hope. The terrain in the general area is rugged and ranges in elevation from 2,953 feet in the Dewdney Creek on the northeast portion, to over 5,906 feet on the southwest corner.

The general area of the Tulameen Mountain Mineral Claim was explored intermittently from the late 1800's to the present times. Most of the exploration and mining activity was concentrated on Treasure Mountain located to the east of the Tulameen Mountain Mineral Claim. From the available history of the Tulameen Mountain Mineral Claim area, it appears that the majority of the claim has had no mineral exploration. The known mineralized occurrences are located along the eastern edge of the mineral claim beside Dewdney Creek. We have not carried out any exploration work on the claim and have incurred no exploration costs. The future cost of exploration work on the property is disclosed in detail in the Plan of Operation section of this annual report.

There is not a plant or any equipment currently located on the property. It is expected that the initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available from Dewdney Creek.

A two-phase exploration program to evaluate the area is considered appropriate and is recommended by the consulting geologist in his report. Phase 1 of the work program will consist of geological mapping, soil sampling and rock sampling. Contingent upon favorable results from Phase 1, Phase 2 work would consist of a magnetometer survey and trenching.

The cost of the proposed program is $25,200 for the initial phase of exploration work and $30,600 for the contingent second phase. We had planned to commence Phase 1 of the exploration program in the spring of 2007 but late snow in the area prevented the geologist from accessing the claims and prior commitments have since not allowed him to commence exploration. We anticipate he will be able to commence Phase 1 during the fall of 2007, weather permitting.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report for the Tulameen Mountain project. Because we have not commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found in Phases 1 and 2.

ACQUISITION OF THE MINERAL CLAIM

The Tulameen Mountain Mineral Claim is assigned Tenure Number 534417 and is recorded in the name of our president, Howard Gelfand. The date of record is May 26, 2006 and the claim is in good standing to March 29, 2008.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

Title to the property has already been granted to our president, Howard Gelfand, who holds the claim in trust for the Company. To obtain a Free Miner's Certificate, which is required to hold a mining claim in British Columbia,
Section 8(1) of the B.C. Mineral Tenure Act (MTA) stipulates that a corporation must be registered under the British Columbia Business Corporations Act. Section 8(2) of the MTA stipulates that an individual applicant must either be a resident of Canada or be authorized to work in Canada. As the corporation is not registered in British Columbia the claim is held in trust for the company by Mr. Gelfand, a Canadian citizen. The Tulameen Mountain Mineral Claim was staked using the British Columbia Mineral Titles Online computer Internet system.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. For our claim this would require $134 in exploration costs for year 1 through 3, and $269 per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM").

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Claim is located in the New Westminster, Similkameen Mining Division of British Columbia, Canada. The project area is located approximately 87 miles east of Vancouver and 14 miles east-northeast of Hope.

The mineral claim is accessible from the Coquihalla Highway at the Carolin Mine turnoff, approximately 14-road miles northeast of Hope. From the highway turnoff, another 8 miles is traveled along a logging road up Dewdney Creek. The lower part of the logging road is in good condition, but the remainder has several poor sections. A four-wheel drive vehicle is required to travel the latter part of the road.

The Tulameen Mountain Mineral Claim is located within the Hozameen Range, which is characterized by high, rugged mountains separated by narrow, deeply incised valleys. The mineral claim is situated on the northwest flank of the Tulameen Mountain. The terrain in the general area is rugged and ranges in elevation from 2,953 feet in the Dewdney Creek on the northeast portion, to over 5,906 feet on the southwest corner. All of the property has been logged and is in various stages of re-growth with cedar, fir, alder and maple trees. The bush varies from dense second growth to clear-cut areas. Traverses on foot are difficult over much of the area due to debris left as a result of forest thinning programs.

Snow normally covers the claims from the end of September to late June.

The city of Hope is the closest population centre. Amenities in Hope and the surrounding area include police, hospitals, groceries, fuel, hardware and other necessary items. Drilling companies are present in the area and assay facilities are located in Vancouver.

                        [MAP SHOWING THE CLAIM LOCATION]




PROPERTY MINERALIZATION

The Blackjack showing is only known mineralized occurrence on the Tulameen Mountain Mineral Claim. It is reported to have a vein structure mineralized with small amounts of pyrite, marcasite, galena and sphalerite.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in Canada and around the world for the sale of silver and other minerals. Therefore, we will likely be able to sell any silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until funds are received from this offering. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

The initial steps of exploration can be carried out without permitting or notification to any government body as it is deemed "low-disturbance/low-impact" by the British Columbia Department of Energy Mines and Petroleum Resources
(BCDM).

With respect to the mechanized trenching or diamond drilling a plan of operation will need to be filed with the BCDM. This plan will detail the extent, location and amount of surface disturbance for the trenching and/or drilling. As the amount of trenching and drilling (initially) will be limited, the permit should be issued within 30 days. We will be required to obtain a refundable bond in the amount of $2,000 - $4,000 (depending on the anticipated amount of disturbance). The bond is to ensure that we reclaim or repair the disturbance caused by the trenching and drilling. Usually this reclaiming work entails filling in and smoothing the surface at trenching sites, clean up and removal of any work material, and seeding native grass/plants at the site of any disturbance.

There will be costs for the crew and equipment required to fill in the trenches etc., but as heavy equipment is available locally, and the amount of disturbance is expected to be minimal, the costs will be most likely be less than $2,000.

All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter. In order to retain title to the property exploration work costs must be recorded and filed with the British Columbia Department of Energy Mines and Petroleum Resources ("BCDM").

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $2,100 US for the geology report and staking of the claim.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Howard Gelfand. Mr. Gelfand currently devotes 10 hours per week to company matters and in the future will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We will become subject to disclosure filing requirements once our SB-2 registration statement becomes effective, including filing Form 10K-SB annually and Form 10Q-SB quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE NOT YET COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have not yet commenced exploration on the Tulameen Mountain Mineral Claims. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on May 31, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR TREASURE EXPLORATIONS INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 3 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our directors have no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, they may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver or other minerals. We have a geological report detailing previous exploration in the area, and the claim has been staked per British Columbia regulations. However; there is the possibility that the previous work was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE TULAMEEN MOUNTAIN PROJECT, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

     While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until the claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIM IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

     It is possible that snow or rain could cause the mining roads providing access to our claim to become impassable. Snow normally covers the claims from the end of September to late June. Snow machines or similar track mounted vehicles may be required to access the claims during those months. If the roads are impassable we would be delayed in our exploration timetable.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under Canadian mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our initial exploration phase, if we identify exploitable minerals and proceed to phase two which includes excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Howard Gelfand, our sole officer and a director of the company, currently devotes approximately 10 hours per week providing management services to us. Mr. Gordon Koshowski, a director of the company, devotes approximately 2-3 hours per week to our business. While our executive officer and directors presently possesses adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

THE TRADING IN OUR SHARES IS REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK."

     Our shares are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 ($300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult shareholders to resell their shares.

DUE TO THE LACK OF A TRADING MARKET FOR OUR SECURITIES, YOU MAY HAVE DIFFICULTY SELLING ANY SHARES YOU PURCHASE IN THIS OFFERING.

     While our stock has been quoted on the OTC Bulletin Board under the symbol "TEEX" there has been no active trading market established. If no active market is ever developed for our common stock, it will be difficult for investors to sell any shares they purchased.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

     To be eligible for quotation on the OTC Bulletin Board, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares.

MR. GELFAND, THE SOLE OFFICER AND A DIRECTOR OF THE COMPANY OWNS 50% OF THE OUTSTANDING SHARES. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Due to the amount of Mr. Gelfand's share ownership in our company, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If he does sell any of his common stock, he will be subject to

     Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of our director or officer to sell his shares by limiting the sales of securities during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

We do not currently own any property. We lease shared office facilities at #109, 114 West Magnolia Street, Suite 400, Bellingham, Washington, 98225 and currently pay approximately $60 per month. The facilities include answering services, fax services, secretarial services, reception area and shared office and boardroom meeting facilities which are all available on a pay per use basis. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "TEEX". There has been no active trading market.

Of the 4,000,000 shares of common stock outstanding as of June 30, 2007, 2,000,000 shares are owned by Howard Gelfand, our officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of June 30, 2007, we have 4,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

The stock transfer agent for our securities is Holladay Stock Transfer.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(G) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended June 30, 2007.

ITEM 6. PLAN OF OPERATION

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $14,430 in expenses through June 30, 2007.

The following table provides selected financial data about our company for the year ended June 30, 2007.

                 Balance Sheet Data:              6/30/07
                 -------------------              -------
                 Cash                             $32,570
                 Total assets                     $35,570
                 Total liabilities                $     0
                 Shareholders' equity             $35,570

Cash provided by financing activities for the year ended June 30, 2007 was $40,000 resulting from the sale of 2,000,000 shares to 27 independent investors. Cash provided by financing since inception was $10,000 from the sale of shares to our officer and director and the $40,000 resulting from the sale of our common stock to 27 independent investors

PLAN OF OPERATION

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our current cash balance is $32,570. If we experience a shortage of funds, our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution.

Our plan of operation for the next twelve months is to complete the first phase of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. The following work program has been recommended by the consulting geologist who prepared the geology report for the Treasure project. Phase 1 of the work program will consist of geological mapping, soil sampling and rock sampling.

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
                                                           =======

We had planned to commence Phase 1 of the exploration program in the spring of 2007 but late snow in the area prevented the geologist from accessing the claims and prior commitments have since not allowed him to commence exploration. We anticipate he will be able to commence Phase 1 during the fall of 2007, weather permitting. We expect this phase to take 12 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

We anticipate commencing the second phase of our exploration program in spring or summer 2008. We have a verbal agreement with Alex Burton, the consulting geologist and mining engineer who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase two and any subsequent work on the claim, we have no current plans on how to raise the additional funding.

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30, year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective April 14, 2006 (date of inception).

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

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

                           Chang G. Park, CPA, Ph. D.
              * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
      * TELEPHONE (858) 722-5953 * FAX (858) 408-2695 * FAX (619) 422-1465
                        * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Treasure Explorations Inc.

We have audited the accompanying balance sheet of Treasure Explorations Inc. as of June 30, 2007 and the related statements of operation, changes in shareholders' equity and cash flows for the year ended then and for the period from May 31, 2006 (inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treasure Explorations Inc. as of June 30, 2007, and the results of its operation and its cash flows for the year ended then and the period from May 31, 2006 (inception) to June 30, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park, CPA
------------------------------
CHANG G. PARK, CPA

July 12, 2007
Chula Vista, CA. 91910


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           June 30,
                                                                     2007               2006
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 32,570           $  9,985
  Deposits                                                            3,000                 --
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 35,570              9,985
                                                                   --------           --------

TOTAL ASSETS                                                       $ 35,570           $  9,985
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    415
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                415
                                                                   --------           --------

TOTAL LIABILITIES                                                        --                415
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 and 2,000,000 shares issued and
   outstanding as of June 30, 2007 and June 30, 2006                  4,000              2,000
  Additional paid-in capital                                         46,000              8,000
  Deficit accumulated during exploration stage                      (14,430)              (430)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           35,570              9,570
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 35,570           $  9,985
                                                                   ========           ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                             May 31, 2006
                                                                                             (inception)
                                                    Year Ended           Year Ended            through
                                                     June 30,             June 30,             June 30,
                                                       2007                 2006                 2007
                                                    ----------           ----------           ----------
REVENUES
  Revenues                                          $       --           $       --           $       --
                                                    ----------           ----------           ----------
TOTAL REVENUES                                              --                   --                   --

PROFESSIONAL FEES                                        8,200                   --                8,200
GENERAL & ADMINISTRATIVE EXPENSES                        5,800                  430                6,230
                                                    ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 14,000                  430               14,430
                                                    ----------           ----------           ----------

NET INCOME (LOSS)                                   $  (14,000)          $     (430)          $  (14,430)
                                                    ==========           ==========           ==========

BASIC AND DILUTED EARNING (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                                    ==========           ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           3,424,658            2,000,000
                                                    ==========           ==========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 31, 2006 (Inception) through June 30, 2007
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                             Common      Additional        During
                                              Common         Stock        Paid-in        Exploration
                                              Stock          Amount       Capital          Stage        Total
                                              -----          ------       -------          -----        -----
BALANCE, MAY 31, 2006                              --       $    --       $    --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000         8,000                        10,000

Net loss,  June 30, 2006                                                                     (430)         (430)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2006                      2,000,000         2,000         8,000            (430)        9,570
                                           ==========       =======       =======        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000        38,000                        40,000

Net loss, June 30, 2007                                                                   (14,000)      (14,000)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2007                      4,000,000       $ 4,000       $46,000        $(14,430)     $ 35,570
                                           ==========       =======       =======        ========      ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          May 31, 2006
                                                                                                           (inception)
                                                                      Year Ended         Year Ended          through
                                                                       June 30,           June 30,           June 30,
                                                                         2007               2006               2007
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(14,000)          $   (430)          $(14,430)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                               --                 --                 --

  Changes in operating assets and liabilities:
    Deposits                                                             (3,000)                --             (3,000)
    Accounts Payable                                                       (415)               415                 --
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (17,415)               (15)           (17,430)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                2,000              2,000              4,000
  Additional paid-in capital                                             38,000              8,000             46,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            40,000             10,000             50,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          22,585              9,985             32,570

CASH AT BEGINNING OF PERIOD                                               9,985                 --                 --
                                                                       --------           --------           --------
CASH AT END OF YEAR                                                    $ 32,570           $  9,985           $ 32,570
                                                                       ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Treasure Explorations Inc. (the Company) was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was formed to engage in the acquisition, exploration and development of natural resource properties.

The Company is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has commenced limited exploration activities.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from May 31, 2006 (date of inception) to June 30, 2007 and generated a net loss of $14,430. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and prepaid deposits of $35,570 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 6. INCOME TAXES

                                                As of               As of
                                            June 30, 2007       June 30, 2006
                                            -------------       -------------
     Deferred tax assets:
     Net operating tax carryforwards          $ 14,430            $    430
     Tax rate                                       34%                 34%
                                              --------            --------
     Gross deferred tax assets                   4,906                 146
     Valuation allowance                        (4,906)               (146)
                                              --------            --------

     Net deferred tax assets                  $      0            $      0
                                              ========            ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carryforwards of approximately $14,430. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of June 30, 2007 and 2006, the Company had 4,000,000 and 2,000,000 shares of common stock issued and outstanding, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 8A - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The officer and directors of Treasure Explorations Inc., whose one year terms will expire on 07/01/08, or at such a time as their successor(s) shall be elected and qualified are as follows:

Name & Address           Age    Position      Date First Elected    Term Expires
--------------           ---    --------      ------------------    ------------
Howard Gelfand           44     President,         5/31/06             7/01/08
#109 - 114 W Magnolia           Secretary,
Suite 400                       Treasurer,
Bellingham, WA 98225            CFO, CEO &
                                Director

Gordon Koshowski         47     Director           5/31/06             7/01/08
#109 - 114 W Magnolia
Suite 400
Bellingham, WA 98225

The foregoing persons are promoters of Treasure Explorations Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Gelfand currently devotes 10 hours per week to company matters. After we have commenced our exploration program Mr. Gelfand intends to devote as much time as the board of directors deems necessary to manage the affairs of the company. Mr. Koshowski currently devotes 2-3 hours per week to company matters.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

RESUMES

HOWARD GELFAND has been the President, CEO, Treasurer, CFO, Secretary and a Director of the Company since inception. From 1978 to the present, he has been employed by the Pacific Racing Association as a pari-mutuel teller in Vancouver, BC, Canada. From March 2003 to March 2005 he was the Treasurer, CFO, Secretary and a Director of Bliss Essentials Corp., a publicly-traded Nevada corporation, engaged in the production of a line of all natural handmade soaps as well as the retail/wholesale sales of those products based out of Burnaby, BC, Canada. He has also worked in various capacities in the hospitality industry over a period of approximately eight years.

He has taken various courses in Business Administration from Langara Community College in Vancouver, BC, Canada. He holds several certificates in the hospitality industry issued by the government of British Columbia and has also taken the Advanced Guest Services Program sponsored by the BC and Yukon Hotels Association and the Government of Canada.

GORDON KOSHOWSKI has been a Director of the Company since inception. From December 2005 to the present he has been employed by City Fire Prevention Services as a fire and safety sales consultant in Surrey, BC, Canada. From August 2004 to December 2005 he was employed by Imperial Fire & Safety Ltd. as a fire and safety sales consultant in Richmond, BC, Canada. From June 2000 to June 2003 he was self employed and worked on a contract basis in construction and landscaping. He has also worked in various other management positions in the transportation idunstry since 1977. From 2002 to present he has volunteered his time at the Pacifica Treatment Center in Vancouver, BC, Canada assisting people with alcohol dependencies.

Mr. Koshowski completed his ASTTBC Certification as a Fire & Safety Technician from BCIT in Burnaby, BC, Canada in 2005. He has completed the Life Skills Instructor Diploma program from Rhodes Career College in Vancouver, BC, Canada in 2004. He also became a Certified Life Skills Coach from Rhodes Career College in Vancouver, BC, Canada in 2003. He has also completed a number of courses and seminars in accident and claims prevention for the transportation industry.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 10 - EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Gelfand and Mr. Koshowski.

                           Summary Compensation Table

                                                 Other
 Name &                                          Annual      Restricted                            All Other
Principal                                       Compen-        Stock         Options      LTIP      Compen-
Position         Year    Salary($)   Bonus($)   sation($)    Award(s)($)     SARs(#)   Payouts($)  sation($)
--------         ----    ---------   --------   ---------    -----------     -------   ----------  ---------
H Gelfand        2007       -0-        -0-         -0-           -0-           -0-         -0-         -0-
President        2006       -0-        -0-         -0-           -0-           -0-         -0-         -0-

G Koshowski      2007       -0-        -0-         -0-           -0-           -0-         -0-         -0-
Director         2006       -0-        -0-         -0-           -0-           -0-         -0-         -0-

There are no current employment agreements between the company and its executive officer.

On May 31, 2006, a total of 2,000,000 shares of common stock were issued to Mr. Gelfand in exchange for cash in the amount of $10,000 U.S., or $.005 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Gelfand currently devotes approximately 10 hours per week to manage the affairs of the company. Mr. Koshowski currently devotes 2-3 hours per week to the company. Mr. Gelfand has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the ownership of Treasure Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

          Name of                    No. of            Percentage
     Beneficial Owner(1)             Shares           of Ownership
     -------------------             ------           ------------

     Howard Gelfand                2,000,000               50%

     Gordon Koshowski                      0                0%

     All Officers and
      Directors as a Group         2,000,000               50%

----------
(1) Each of the persons named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13 - EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-136492.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees charged to the company for audit services, including interim reviews, were $6,700, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2007.

For the year ended June 30, 2006, the total fees charged to the company for audit services, including interim reviews, were $Nil, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 25, 2007                  Treasure Explorations Inc, Registrant


                                    By: /s/ Howard Gelfand
                                       ------------------------------------
                                       Howard Gelfand, Director, President,
                                       Principal Executive Officer,
                                       Principal Accounting Officer,
                                       Principal Financial Officer


                                    By: /s/ Gordon Koshowski
                                       ------------------------------------
                                       Gordon Koshowski, Director