Form 10QSB
period 2007-09-30
TREASURE EXPLORATIONS INC.
filed 2007-10-24
CIK 1370292

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                     For the Period ended September 30, 2007

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

There were 4,000,000 shares of Common Stock outstanding as of September 30, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2007, prepared by the company, immediately follow.

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 408-2695 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Treasure Explorations, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Treasure Explorations, Inc. (An Exploration Stage "Company") as of September 30, 2007, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the three months ended September 30, 2007 and for the period from May 31, 2006 through September 30, 2007. These financial statements are the responsibility of the Company's management.

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

October 22, 2007
Chula Vista, California


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,        June 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 32,092           $ 32,570
  Deposits                                                            3,000              3,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 35,092             35,570
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 35,092           $ 35,570
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $  3,000           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             3,000                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                               3,000                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 shares issued and outstanding
   as of September 30, 2007 and June 30, 2007                         4,000              4,000
  Additional paid-in capital                                         46,000             46,000
  Deficit accumulated during exploration stage                      (17,908)           (14,430)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           32,092             35,570
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 35,092           $ 35,570
                                                                   ========           ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                         May 31, 2006
                                                Three Months         Three Months         (inception)
                                                   Ended                Ended               through
                                                September 30,        September 30,        September 30,
                                                    2007                 2006                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

PROFESSIONAL FEES                                     3,000                2,700               11,200
GENERAL & ADMINISTRATIVE EXPENSES                       478                3,220                6,708
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               3,478                5,920               17,908
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (3,478)          $   (5,920)          $  (17,908)
                                                 ==========           ==========           ==========

BASIC EARNING (LOSS) PER SHARE                   $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        4,000,000            2,000,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
            From May 31, 2006 (Inception) through September 30, 2007
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                             Common      Additional        During
                                              Common         Stock        Paid-in        Exploration
                                              Stock          Amount       Capital          Stage        Total
                                              -----          ------       -------          -----        -----
BALANCE, MAY 31, 2006                              --       $    --       $    --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000         8,000                        10,000

Net loss, June 30, 2006                                                                      (430)         (430)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $ 8,000        $   (430)     $  9,570
                                           ==========       =======       =======        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000        38,000                        40,000

Net loss, June 30, 2007                                                                   (14,000)      (14,000)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2007                      4,000,000       $ 4,000       $46,000        $(14,430)     $ 35,570
                                           ==========       =======       =======        ========      ========

Net loss, September 30, 2007                                                               (3,478)       (3,478)
                                           ----------       -------       -------        --------      --------

BALANCE, SEPTEMBER 30, 2007                 4,000,000       $ 4,000       $46,000        $(17,908)     $ 32,092
                                           ==========       =======       =======        ========      ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                     May 31, 2006
                                                                Three Months       Three Months       (inception)
                                                                   Ended              Ended             through
                                                                September 30,      September 30,      September 30,
                                                                    2007               2006               2007
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (3,478)          $ (5,920)          $(17,908)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Deposits                                                           --                 --             (3,000)
     Accounts Payable                                                3,000               (415)             3,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (478)            (6,335)           (17,908)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              4,000
  Additional paid-in capital                                            --                 --             46,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             50,000
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       (478)            (6,335)            32,092

CASH AT BEGINNING OF PERIOD                                         32,570              9,985                 --
                                                                  --------           --------           --------
CASH AT END OF YEAR                                               $ 32,092           $  3,650           $ 32,092
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to September 30, 2007 and generated a net loss of $17,908. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and prepaid deposits of $35,092 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2007


NOTE 6. INCOME TAXES

                                                        As of September 30, 2007
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforward                             $ 17,908
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     6,089
     Valuation allowance                                          (6,089)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carryforward of approximately $17,908. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of September 30, 2007 and June 30, 2007, the Company had 4,000,000 shares of common stock issued and outstanding, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $3,478 and $5,920 for the three months ended September 30, 2007 and 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through September 30, 2007 was $17,908.

Cash provided by financing activities for the period from inception (May 31, 2006) through September 30, 2007 was $50,000, consisting of $10,000 from the sale of 2,000,000 shares of common stock to a director for the company for $0.005 per share and $40,000 from the sale of 2,000,000 shares of common stock pursuant to our SB-2 offering.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $32,092. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136492 which became effective on August 25, 2006. We completed the offering on October 13, 2006 for proceeds of $40,000. We are an exploration stage company and have generated no revenue to date.

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
                                                           =======

We had planned to commence Phase 1 of the exploration program in the spring of 2007 but late snow in the area prevented the geologist from accessing the claims until late August. At that time he completed his initial access assessment of the property at a cost of $3,600. He recommended that we proceed with the prospecting of the property as soon as possible before the winter weather sets in. We have advised him to proceed. We expect this to take 7 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our June 30, 2007 audited financial statements and notes thereto, which can be found in our Form 10K-SB annual report on the SEC website at www.sec.gov under our SEC File Number 333-136492.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

October 23, 2007                       Treasure Explorations Inc.


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

October 23, 2007                       Treasure Explorations Inc.


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