Form 10-Q
period 2007-12-31
TREASURE EXPLORATIONS INC.
filed 2008-02-14
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

                        Commission file number 333-136492


                           TREASURE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                   #109 - 114 West Magnolia Street, Suite 400
                              Bellingham, WA 98225
          (Address of principal executive offices, including zip code.)

                                 (360) 233-0740
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of December 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended December 31, 2007, prepared by the company, immediately follow.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Treasure Explorations, Inc.
(An Exploration Stage Company)

We have reviewed the accompanying balance sheet of Treasure Explorations, Inc. (An Exploration Stage "Company") as of December 31, 2007, and the related statements of operation, changes in stockholders' equity (deficit), and cash flows for the six months and three months ended December 31, 2007 and for the period from May 31, 2006 through December 31, 2007. These financial statements are the responsibility of the Company's management.

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

February 12, 2008
Chula Vista, California


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 (unaudited)
                                                                    As of              As of
                                                                  December 31,        June 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 26,709           $ 32,570
  Deposits                                                               --              3,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 26,709             35,570
                                                                   --------           --------

TOTAL ASSETS                                                       $ 26,709           $ 35,570
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    163           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               163                 --
                                                                   --------           --------

TOTAL LIABILITIES                                                       163                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 shares issued and outstanding
   as of December 31, 2007 and June 30, 2007                          4,000              4,000
  Additional paid-in capital                                         46,000             46,000
  Deficit accumulated during exploration stage                      (23,454)           (14,430)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           26,546             35,570
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 26,709           $ 35,570
                                                                   ========           ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                      Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                             May 31, 2006
                                              Six Months      Six Months     Three Months    Three Months     (inception)
                                                Ended           Ended           Ended           Ended           through
                                              December 31,    December 31,    December 31,    December 31,    December 31,
                                                 2007            2006            2007            2006            2007
                                              ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                    $       --      $        0      $       --      $       --      $        0
                                              ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                        --               0              --              --               0

PROFESSIONAL FEES                                  4,500           3,950           1,500           1,250          12,700
GENERAL & ADMINISTRATIVE EXPENSES                  4,524           3,891           4,046             672          10,754
                                              ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES            9,024           7,841           5,546           1,922          23,454
                                              ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                             $   (9,024)     $   (7,841)     $   (5,546)     $   (1,922)     $  (23,454)
                                              ==========      ==========      ==========      ==========      ==========

BASIC AND DILUTED EARNING (LOSS) PER SHARE    $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                              ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     4,000,000       2,858,696       4,000,000       3,717,391
                                              ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
            Statements of Changes in Stockholders' Equity (unaudited)
             From May 31, 2006 (Inception) through December 31, 2007
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                             Common      Additional        During
                                              Common         Stock        Paid-in        Exploration
                                              Stock          Amount       Capital          Stage        Total
                                              -----          ------       -------          -----        -----
BALANCE, MAY 31, 2006                              --       $    --       $    --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000         8,000                        10,000

Net loss, June 30, 2006                                                                      (430)         (430)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $ 8,000        $   (430)     $  9,570
                                           ==========       =======       =======        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000        38,000                        40,000

Net loss, June 30, 2007                                                                   (14,000)      (14,000)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2007                      4,000,000       $ 4,000       $46,000        $(14,430)     $ 35,570
                                           ==========       =======       =======        ========      ========

Net loss, December 31, 2007                                                                (9,024)       (9,024)
                                           ----------       -------       -------        --------      --------

BALANCE, DECEMBER 31, 2007                  4,000,000       $ 4,000       $46,000        $(23,454)     $ 26,546
                                           ==========       =======       =======        ========      ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 31, 2006
                                                                      Six Months         Six Months         (inception)
                                                                        Ended              Ended              through
                                                                      December 31,       December 31,       December 31,
                                                                         2007               2006               2007
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (9,024)          $ (7,841)          $(23,454)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits decrease                                                     3,000                 --                 --
    Accounts Payable increase                                               163               (415)               163
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (5,861)            (8,256)           (23,291)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              2,000              4,000
  Additional paid-in capital                                                 --             38,000             46,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             40,000             50,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (5,861)            31,744             26,709

CASH AT BEGINNING OF PERIOD                                              32,570              9,985                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 26,709           $ 41,729           $ 26,709
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========

                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2007


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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2007


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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to December 31, 2007 and generated a net loss of $23,454. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $26,709 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2007


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

NOTE 6. INCOME TAXES

                                                         As of December 31, 2007
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 23,454
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                     7,974
     Valuation allowance                                          (7,974)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carryforwards of approximately $23,454. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2007


NOTE 8. STOCK TRANSACTIONS (continued)

On May 31, 2006, the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $10,000.

On October 13, 2006, the Company issued a total of 2,000,000 shares of common stock to twenty seven unrelated investors for cash in the amount of $0.02 per share for a total of $40,000.

As of December 31, 2007 and June 30, 2007, the Company had 4,000,000 shares of common stock issued and outstanding, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a exploration stage company and have not yet generated or realized any revenues.

BUSINESS

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
                                                           =======

We had planned to commence Phase 1 of the exploration program in the spring of 2007 but late snow in the area prevented the geologist from accessing the claims until late August. At that time he completed his initial access assessment of the property at a cost of $3,600. He recommended that we proceed with the prospecting of the property. We advised him to proceed, however other obligations have prevented him for doing so and due to existing weather conditions we do not expect him to be able to access the property until spring. We expect this to take 7 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

We anticipate commencing the second phase of our exploration program in summer 2008. We have a verbal agreement with Alex Burton, the consulting geologist and mining engineer who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase two and any subsequent work on the claim, we have no current plans on how to raise the additional funding.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $5,546 and $1,922 for the three months ended December 31, 2007 and 2006. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through December 31, 2007 was $23,454.

Cash provided by financing activities for the period from inception (May 31, 2006) through December 31, 2007 was $50,000, consisting of $10,000 from the sale of 2,000,000 shares of common stock to a director for the company for $0.005 per share and $40,000 from the sale of 2,000,000 shares of common stock pursuant to our SB-2 offering.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2007 was $26,709, with accounts payable of $163. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136492 which became effective on August 25, 2006. We completed the offering on October 13, 2006 for proceeds of $40,000. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

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

February 13, 2008                      Treasure Explorations Inc.


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

February 13, 2008                      Treasure Explorations Inc.


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