Form 10-Q/A
period 2007-12-31
TREASURE EXPLORATIONS INC.
filed 2008-02-20
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                           Chang G. Park, CPA, Ph. D.
             * 371 E STREET * CHULA VISTA * CALIFORNIA 91910-2615 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0345 * FAX (858) 764-5480
                         * E-MAIL changgpark@gmail.com *


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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2007


NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available. They may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

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

We anticipate commencing the second phase of our exploration program in summer 2008. We have a verbal agreement with Alex Burton, the consulting geologist and mining engineer who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase two and any subsequent work on the claim. We have no current plans on how to raise the additional funding.

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

February 15, 2008                      Treasure Explorations Inc.


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

February 15, 2008                      Treasure Explorations Inc.


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