Form 10-Q
period 2008-03-31
TREASURE EXPLORATIONS INC.
filed 2008-05-07
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of March 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2008, prepared by the company, immediately follow.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (unaudited)
                                                                    As of              As of
                                                                   March 31,          June 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 24,016           $ 32,570
  Deposits                                                               --              3,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 24,016             35,570
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 24,016           $ 35,570
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    163           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               163                 --
                                                                   --------           --------

TOTAL LIABILITIES                                                       163                 --
                                                                   --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 shares issued and outstanding
   as of March 31, 2008 and June 30, 2007                             4,000              4,000
  Additional paid-in capital                                         46,000             46,000
  Deficit accumulated during exploration stage                      (26,147)           (14,430)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           23,853             35,570
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 24,016           $ 35,570
                                                                   ========           ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                      Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                              May 31, 2006
                                           Nine Months      Nine Months     Three Months     Three Months      (inception)
                                             Ended            Ended            Ended            Ended            through
                                            March 31,        March 31,        March 31,        March 31,        March 31,
                                              2008             2007             2008             2007             2008
                                           ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenues                                 $       --       $        0       $       --       $       --       $        0
                                           ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                     --                0               --               --                0

PROFESSIONAL FEES                               6,500            5,200            2,000            1,250           14,700
GENERAL & ADMINISTRATIVE EXPENSES               5,217            5,055              693            1,163           11,447
                                           ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        11,717           10,255            2,693            2,413           26,147
                                           ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                          $  (11,717)      $  (10,255)      $   (2,693)      $   (2,413)      $  (26,147)
                                           ==========       ==========       ==========       ==========       ==========

BASIC EARNING (LOSS) PER SHARE             $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                           ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  4,000,000        3,233,577        4,000,000        4,000,000
                                           ==========       ==========       ==========       ==========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
            Statements of Changes in Stockholders' Equity (unaudited)
              From May 31, 2006 (Inception) through March 31, 2008
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                             Common      Additional        During
                                              Common         Stock        Paid-in        Exploration
                                              Stock          Amount       Capital          Stage        Total
                                              -----          ------       -------          -----        -----
BALANCE, MAY 31, 2006                              --       $    --       $    --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000         8,000                        10,000

Net loss, June 30, 2006                                                                      (430)         (430)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $ 8,000        $   (430)     $  9,570
                                           ==========       =======       =======        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000        38,000                        40,000

Net loss, June 30, 2007                                                                   (14,000)      (14,000)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2007                      4,000,000       $ 4,000       $46,000        $(14,430)     $ 35,570
                                           ==========       =======       =======        ========      ========

Net loss, March 31, 2008                                                                  (11,717)      (11,717)
                                           ----------       -------       -------        --------      --------

BALANCE, MARCH 31, 2008                     4,000,000       $ 4,000       $46,000        $(26,147)     $ 23,853
                                           ==========       =======       =======        ========      ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 31, 2006
                                                                      Nine Months        Nine Months        (inception)
                                                                        Ended              Ended              through
                                                                       March 31,          March 31,          March 31,
                                                                         2008               2007               2008
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,717)          $(10,255)          $(26,147)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                              3,000             (3,000)                --
    Accounts Payable                                                        163               (415)               163
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (8,554)           (13,670)           (25,984)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                   --              2,000              4,000
  Additional paid-in capital                                                 --             38,000             46,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --             40,000             50,000
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (8,554)            26,330             24,016

CASH AT BEGINNING OF PERIOD                                              32,570              9,985                 --
                                                                       --------           --------           --------

CASH AT END OF YEAR                                                    $ 24,016           $ 36,315           $ 24,016
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========
  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to March 31, 2008 and generated a net loss of $26,147. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash of $24,016 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2008


NOTE 6. INCOME TAXES
                                                            As of March 31, 2008
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 26,147
       Tax rate                                                        34%
                                                                 --------
       Gross deferred tax assets                                    8,890
       Valuation allowance                                         (8,890)
                                                                 --------

       Net deferred tax assets                                   $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carryforwards of approximately $26,147. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

As of March 31, 2008 and June 30, 2007, the Company had 4,000,000 shares of common stock issued and outstanding, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We incurred operating expenses of $2,693 and $2,413 for the three months ended March 31, 2008 and 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through March 31, 2008 was $26,147.

Cash provided by financing activities for the period from inception (May 31, 2006) through March 31, 2008 was $50,000, consisting of $10,000 from the sale of 2,000,000 shares of common stock to a director for the company for $0.005 per share and $40,000 from the sale of 2,000,000 shares of common stock pursuant to our SB-2 offering.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $24,016, with accounts payable of $163. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136492 which became effective on August 25, 2006. We completed the offering on October 13, 2006 for proceeds of $40,000. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 6. EXHIBITS.

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

May 6, 2008                            Treasure Explorations Inc.


                                           /s/ Howard Gelfand
                                           -----------------------------------
                                       By: Howard Gelfand
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 6, 2008                            Treasure Explorations Inc.


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