Form 10-K
period 2008-06-30
TREASURE EXPLORATIONS INC.
filed 2008-09-25
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2008

                        Commission file number 333-136492


                           Treasure Explorations Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                                 20-5005810
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                   #109 - 114 West Magnolia Street, Suite 400
                              Bellingham, WA 98225
               (Address of Principal Executive Offices & Zip Code)

                                  (360)233-0740
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of June 30, 2008, the registrant had 4,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of June 30, 2008.

                           TREASURE EXPLORATIONS INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                              3
Item 1A. Risk Factors                                                          5
Item 2.  Properties                                                            7
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to a Vote of Securities Holders                 8

                                    Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                    8
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9
Item 8.  Financial Statements                                                 11
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            20
Item 9A. Controls and Procedures                                              20
Item 9B. Other Information                                                    21

                                    Part III

Item 10. Directors and Executive Officers                                     22
Item 11. Executive Compensation                                               24
Item 12. Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     26
Item 13. Certain Relationships and Related Transactions                       26
Item 14. Principal Accounting Fees and Services                               26

                                    Part IV

Item 15. Exhibits                                                             27

Signatures                                                                    27

                                     PART I

ITEM 1. BUSINESS

GENERAL INFORMATION

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

The company completed Phase I of the exploration program on the one property in the company's portfolio, the Tulameen Mountain Mineral Claim, located in the New Westminster, Similkameen Mining Division of British Columbia, Canada, consisting of 336 hectares (830 acres), included within 16 Mineral Title Cells. The Tulameen Mountain Mineral Claim was staked on May 26, 2006 using the British Columbia Mineral Titles Online computer Internet system and was assigned Tenure No. 534417. The results of Phase I were not promising and management determined it was in the best interests of the shareholders to allow the claim to lapse and actively pursue another property on which exploration could be conducted, better utilizing the remaining cash assets of the company.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 4,000,000 common shares issued and outstanding as of June 30, 2008.

We completed a form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 2,000,000 shares at a price of $0.02 per share. The offering was completed on October 13, 2006 for total proceeds to the company of $40,000.

On March 5, 2007 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol TEEX.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from any property we may explore as we will hold all interest and rights to the claim. Readily available commodities markets exist around the world for the sale of minerals. Therefore, we will likely be able to sell any minerals that we are able to recover on any future properties.

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

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the jurisdiction where we may hold a mineral claim.

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

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. We paid $2,100 for the geology report and staking of the claim on the Tulameen Mountain property.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Manly Shore. Mr. Shore currently devotes 5 hours per week to company matters and in the future will devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We recently completed Phase I of the exploration program on the Tulameen Mountain Mineral Claims. The results were not promising and we have allowed the claim to lapse. We are currently seeking another property for exploration We were incorporated on May 31, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from a claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, he may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK OF ANY PROPERTY ON WHICH WE HAVE A CLAIM NOT CONTAINING ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of any mineral claim we may have in the future containing little or no economic mineralization or reserves of silver or other minerals, as did the Tulameen Mountain Claim we have abandoned, resulting in any funds spent on exploration being lost.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     There are several governmental regulations that materially restrict mineral claim exploration and development. Under most federal mining laws, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect initial exploration phases, if we identify exploitable minerals and proceed to phases which includes excavation operations on the claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Mr. Shore, our sole officer and director of the company, currently devotes approximately 5 hours per week providing management services to us. While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

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

A FORMER OFFICER AND A DIRECTOR OF THE COMPANY OWNS 50% OF THE OUTSTANDING SHARES IN THE COMPANY. IF HE CHOOSES TO SELL HIS SHARES IN THE FUTURE, IT MIGHT HAVE AN ADVERSE EFFECT ON THE PRICE OF OUR STOCK.

     Due to the amount of share ownership in our company by the former officer and director, if he chooses to sell his shares in the public market, the market price of our stock could decrease and all shareholders suffer a dilution of the value of their stock. If he does sell any of his common stock, he will be subject to Rule 144 under the 1933 Securities Act. Rule 144 restricts the ability of a director or officer to sell his shares by limiting the sales of securities during any three-month period to the greater of: (1) 1% of the outstanding common stock of the issuer; or (2) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended June 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed for traded on the OTC Bulletin Board under the symbol "TEEX". There has been no active trading market.

Of the 4,000,000 shares of common stock outstanding as of June 30, 2008, 2,000,000 shares are owned by Howard Gelfand, a former officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of June 30, 2008, we have 4,000,000 Shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; and the customers rights and remedies in causes of fraud in penny stock transactions.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended June 30, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an exploration stage company and have generated no revenues to date.

We incurred operating expenses of $14,502 and $14,000 for the years ended June 30, 2008 and 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through June 30, 2008 was $28,932.

Cash provided by financing activities for the period from inception (May 31, 2006) through June 30, 2008 was $50,000, consisting of $10,000 from the sale of 2,000,000 shares of common stock to a director for the company for $0.005 per share and $40,000 from the sale of 2,000,000 shares of common stock pursuant to our SB-2 offering.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $19,231, with accounts payable of $163. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-136492 which became effective on August 25, 2006. We completed the offering on October 13, 2006 for proceeds of $40,000. We are an exploration stage company and have generated no revenue to date.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to June 30, 2008 and generated a net loss of $28,932. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $19,231 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

PLAN OF OPERATION

Our cash in the bank at July 31, 2008 was $19,231. We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included securing another property for exploration, sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

As of the date hereof, we have not been successful in our exploration efforts. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have more difficulties raising capital for our existing operations than for a new business opportunity. We have not entered into any formal written agreements for a business combination or opportunity. If any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

If we are unable to find another property for exploration with our current funds or secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

                           Chang G. Park, CPA, Ph. D.
     * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707 * *TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------


             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Treasure Explorations, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Treasure Explorations, Inc. (An Exploration Stage "Company") as of June 30, 2008 and 2007 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from May 31, 2006 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treasure Explorations, Inc. as of June 30, 2008 and 2007, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
--------------------------------
CHANG G. PARK, CPA

July 17, 2008
San Diego, CA. 92108


        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   June 30,           June 30,
                                                                     2008               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 19,231           $ 32,570
  Prepaid expense                                                     2,000                 --
  Deposit                                                                --              3,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 21,231             35,570
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 21,231           $ 35,570
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $    163           $     --
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                               163                 --
                                                                   --------           --------

      TOTAL LIABILITIES                                                 163                 --
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 shares issued and
   outstanding as of June 30, 2008 and 2007                           4,000              4,000
  Additional paid-in capital                                         46,000             46,000
  Deficit accumulated during exploration stage                      (28,932)           (14,430)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           21,068             35,570
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 21,231           $ 35,570
                                                                   ========           ========


                        See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                             May 31, 2006
                                                                                             (inception)
                                                    Year Ended           Year Ended            through
                                                     June 30,             June 30,             June 30,
                                                       2008                 2007                 2008
                                                    ----------           ----------           ----------
REVENUES
  Revenues                                          $       --           $       --           $       --
                                                    ----------           ----------           ----------
TOTAL REVENUES                                              --                   --                   --

PROFESSIONAL FEES                                        8,500                8,200               16,700
GENERAL & ADMINISTRATIVE EXPENSES                        6,002                5,800               12,232
                                                    ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 14,502               14,000               28,932
                                                    ----------           ----------           ----------

NET INCOME (LOSS)                                   $  (14,502)          $  (14,000)          $  (28,932)
                                                    ==========           ==========           ==========

BASIC AND DILUTED EARNING (LOSS) PER SHARE          $    (0.00)          $    (0.00)
                                                    ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           4,000,000            3,424,658
                                                    ==========           ==========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
               From May 31, 2006 (Inception) through June 30, 2008
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                             Common      Additional        During
                                              Common         Stock        Paid-in        Exploration
                                              Stock          Amount       Capital          Stage        Total
                                              -----          ------       -------          -----        -----
BALANCE, MAY 31, 2006                              --       $    --       $    --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000         8,000                        10,000

Net loss, June 30, 2006                                                                      (430)         (430)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $ 8,000        $   (430)     $  9,570
                                           ==========       =======       =======        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000        38,000                        40,000

Net loss, June 30, 2007                                                                   (14,000)      (14,000)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2007                      4,000,000       $ 4,000       $46,000        $(14,430)     $ 35,570
                                           ==========       =======       =======        ========      ========

Net loss, June 30, 2008                                                                   (14,502)      (14,502)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2008                      4,000,000       $ 4,000       $46,000        $(28,932)     $ 21,068
                                           ==========       =======       =======        ========      ========


                        See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                       May 31, 2006
                                                                                                       (inception)
                                                                  Year Ended         Year Ended          through
                                                                   June 30,           June 30,           June 30,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(14,502)          $(14,000)          $(28,932)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                           --                 --                 --

  Changes in operating assets and liabilities:
    Prepaid expense                                                  (2,000)                --                 --
    Deposits                                                          3,000             (3,000)            (2,000)
    Accounts Payable                                                    163               (415)               163
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (13,339)           (17,415)           (30,769)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --              2,000              4,000
  Additional paid-in capital                                             --             38,000             46,000
                                                                   --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --             40,000             50,000
                                                                   --------           --------           --------
NET INCREASE (DECREASE) IN CASH                                     (13,339)            22,585             19,231

CASH AT BEGINNING OF YEAR                                            32,570              9,985                 --
                                                                   --------           --------           --------

CASH AT END OF YEAR                                                $ 19,231           $ 32,570           $ 19,231
                                                                   ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========
  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========


                       See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to June 30, 2008 and generated a net loss of $28,932. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $19,231 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

                                                            As of June 30, 2008
                                                            -------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 28,932
     Tax rate                                                          34%
                                                                 --------
     Gross deferred tax assets                                      9,837
     Valuation allowance                                           (9,837)
                                                                 --------

     Net deferred tax assets                                     $      0
                                                                 ========

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES (Continued)

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carryforwards of approximately $28,932. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

As of June 30, 2008 and June 30, 2007, the Company had 4,000,000 shares of common stock issued and outstanding, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company's internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on the Company's Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On September 11, 2008 Howard Gelfand resigned as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and as a Director and Gordon Koshowski resigned as a Director. As a result, prior to such resignations, on September 11, 2008 we appointed Manly Shore as President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary and a director of our company.

Our board of directors and officers is now Manly Shore.

Mr. Shore has over 50 years of management experience. In 1997 he formed Nu-Trend Marketing Co., operating in California, which represents manufacturing companies displaying their products in shopping malls.

In 1971, Mr. Shore started H & M Publications and continued with the Company until 1997.

Mr. Shore attended Manitoba Business College in Winnipeg, Manitoba, Canada for two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The officer and directors of Treasure Explorations Inc. at the year ended June 30, 2008 were:

Name & Address             Age    Position     Date First Elected     Resigned
--------------             ---    --------     ------------------     --------

Howard Gelfand             45     President,         5/31/06          09/11/08
#109 - 114 W Magnolia             Secretary,
Suite 400                         Treasurer,
Bellingham, WA 98225              CFO, CEO &
                                  Director

Gordon Koshowski           48     Director           5/31/06          09/11/08
#109 - 114 W Magnolia
Suite 400
Bellingham, WA 98225

The new officer and director of Treasure Explorations Inc. as of September 11, 2008 whose one year term will expire on 07/01/09 or at such a time as his successor(s) shall be elected and qualified is:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------

Manly Shore                75     President,         9/11/08           07/01/09
#109 - 114 W Magnolia             Secretary,
Suite 400                         Treasurer,
Bellingham, WA 98225              CFO, CEO &
                                  Director

The foregoing person(s) are promoter(s) of Treasure Explorations Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Shore currently devotes 5 hours per week to company matters.

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

RESUMES

MANLY SHORE has been President, CEO, Treasurer, CFO, Secretary and Director of the Company since September 11, 2008. He has over 50 years of management experience. In 1997 he formed Nu-Trend Marketing Co., operating in California, which represents manufacturing companies displaying their products in shopping malls.

In 1971, Mr. Shore started H & M Publications and continued with the Company until 1997.

Mr. Shore attended Manitoba Business College in Winnipeg, Manitoba, Canada for two years.

HOWARD GELFAND was the President, CEO, Treasurer, CFO, Secretary and a Director of the Company since inception until September 11, 2008. From 1978 to the present, he has been employed by the Pacific Racing Association as a pari-mutuel teller in Vancouver, BC, Canada. From March 2003 to March 2005 he was the Treasurer, CFO, Secretary and a Director of Bliss Essentials Corp., a publicly-traded Nevada corporation, engaged in the production of a line of all natural handmade soaps as well as the retail/wholesale sales of those products based out of Burnaby, BC, Canada. He has also worked in various capacities in the hospitality industry over a period of approximately eight years.

He has taken various courses in Business Administration from Langara Community College in Vancouver, BC, Canada. He holds several certificates in the hospitality industry issued by the government of British Columbia and has also taken the Advanced Guest Services Program sponsored by the BC and Yukon Hotels Association and the Government of Canada.

GORDON KOSHOWSKI was a Director of the Company since inception until September 11, 2008. From December 2005 to the present he has been employed by City Fire Prevention Services as a fire and safety sales consultant in Surrey, BC, Canada. From August 2004 to December 2005 he was employed by Imperial Fire & Safety Ltd. as a fire and safety sales consultant in Richmond, BC, Canada. From June 2000 to June 2003 he was self employed and worked on a contract basis in construction and landscaping. He has also worked in various other management positions in the transportation industry since 1977. From 2002 to present he has volunteered his time at the Pacifica Treatment Center in Vancouver, BC, Canada assisting people with alcohol dependencies.

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

ITEM 11. EXECUTIVE COMPENSATION

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                      Non-Equity   Nonqualified
                                                                      Incentive     Deferred       All
 Name and                                                               Plan         Compen-      Other
 Principal                                      Stock       Option     Compen-       sation       Compen-
 Position          Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------       ----   ------     -----      ------      ------     ------       --------      ------     ------
M. Shore CEO,      2008     0         0           0            0          0            0             0         0
President &
Director

H Gelfand Former   2008     0         0           0            0          0            0             0         0
CEO, President &   2007     0         0           0            0          0            0             0         0
Director           2006     0         0           0            0          0            0             0         0

G Koshowski,       2008     0         0           0            0          0            0             0         0
Former Director    2007     0         0           0            0          0            0             0         0
                   2006     0         0           0            0          0            0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
M Shore        0              0              0           0           0           0            0           0            0

H Gelfand      0              0              0           0           0           0            0           0            0

G Koshowski    0              0              0           0           0           0            0           0            0

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
M Shore              0         0           0            0                0               0            0

H Gelfand            0         0           0            0                0               0            0

G Koshowski          0         0           0            0                0               0            0

There are no current employment agreements between the company and its executive officer.

On May 31, 2006, a total of 2,000,000 shares of common stock were issued to Mr. Gelfand, a former officer and director, in exchange for cash in the amount of $10,000 U.S., or $.005 per share.

The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Shore currently devotes approximately 5 hours per week to manage the affairs of the company. Mr. Shore has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Treasure Explorations Inc. voting securities by officers, directors and major shareholders as well as those who own beneficially more than five percent of our common stock as of the date of this prospectus:

          Name of                   No. of            Percentage
     Beneficial Owner(1)            Shares           of Ownership
     -------------------            ------           ------------

     Manly Shore                           0               0%

     All Officers and
     Directors as a Group                  0               0%

     Howard Gelfand                2,000,000              50%

----------
(1) The person(s) named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 31, 2006, a total of 2,000,000 shares of common stock were issued to Mr. Gelfand in exchange for cash in the amount of $10,000 U.S., or $.005 per share.

Mr. Gelfand and Mr. Koshowski, the former officer and directors of the company, were not paid for any underwriting services that they performed on our behalf with respect to our offering which was completed in October 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services were $8,500, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2008.

For the year ended June 30, 2007, the total fees charged to the company for audit services were $6,700, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

       3(i)           Articles of Incorporation*
       3(ii)          Bylaws*
      31.1            Sec. 302 Certification of CEO
      31.2            Sec. 302 Certification of CFO
      32              Sec. 906 Certification of CEO/CFO

----------
* Included in our SB-2 filing under Commission File Number 333-136492.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 24, 2008                  Treasure Explorations Inc, Registrant


                                    By: /s/ Manly Shore
                                        ----------------------------------------
                                        Manly Shore, Director, President,
                                        Principal Executive Officer,
                                        Principal Accounting Officer,
                                        Principal Financial Officer