Form 10-Q
period 2008-12-31
TREASURE EXPLORATIONS INC.
filed 2009-01-26
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

                        Commission file number 333-136492


                           TREASURE EXPLORATIONS INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                             20048 Chase Street #43
                               Winnetka, CA 91306
          (Address of principal executive offices, including zip code)

                                 (818) 450-0450
                     (telephone number, including area code)

                   #109 - 114 West Magnolia Street, Suite 400
                              Bellingham, WA 98225
                                 (360) 233-0740
          (Former Address and Telephone of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of December 31, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended December 31, 2008, prepared by the company, immediately follow.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                  (unaudited)
                                                                    As of              As of
                                                                  December 31,        June 30,
                                                                     2008               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $ 13,677           $ 19,231
  Deposits                                                               --              2,000
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                 13,677             21,231
                                                                   --------           --------

      TOTAL ASSETS                                                 $ 13,677           $ 21,231
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                 $     --           $    163
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                                --                163
                                                                   --------           --------

      TOTAL LIABILITIES                                                  --                163
                                                                   --------           --------
STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 75,000,000 shares
   authorized; 4,000,000 shares issued and outstanding
   as of December 31, 2008 and June 30, 2008                          4,000              4,000
  Additional paid-in capital                                         46,000             46,000
  Deficit accumulated during exploration stage                      (36,323)           (28,932)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           13,677             21,068
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 13,677           $ 21,231
                                                                   ========           ========


                        See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                      Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                          May 31, 2006
                                          Six Months      Six Months     Three Months     Three Months     (inception)
                                            Ended           Ended           Ended            Ended          through
                                          December 31,    December 31,    December 31,     December 31,    December 31,
                                             2008            2007            2008             2007            2008
                                          ----------      ----------      ----------       ----------      ----------
REVENUES
  Revenues                                $       --      $       --      $       --       $       --      $        0
                                          ----------      ----------      ----------       ----------      ----------
TOTAL REVENUES                                    --              --              --               --               0

PROFESSIONAL FEES                              6,000           4,500           2,000            1,500          22,700
GENERAL & ADMINISTRATIVE EXPENSES              1,391           4,524             930            4,046          13,623
                                          ----------      ----------      ----------       ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        7,391           9,024           2,930            5,546          36,323
                                          ----------      ----------      ----------       ----------      ----------

NET INCOME (LOSS)                         $   (7,391)     $   (9,024)     $   (2,930)      $   (5,546)     $  (36,323)
                                          ==========      ==========      ==========       ==========      ==========

BASIC EARNING (LOSS) PER SHARE            $    (0.00)     $    (0.00)     $    (0.00)      $    (0.00)
                                          ==========      ==========      ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 4,000,000       4,000,000       4,000,000        4,000,000
                                          ==========      ==========      ==========       ==========


                        See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
             From May 31, 2006 (Inception) through December 31, 2008
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                                                         Accumulated
                                                             Common      Additional        During
                                              Common         Stock        Paid-in        Exploration
                                              Stock          Amount       Capital          Stage        Total
                                              -----          ------       -------          -----        -----
BALANCE, MAY 31, 2006                              --       $    --       $    --        $     --      $     --

Stock issued for cash on May 31, 2006
 @ $0.005 per share                         2,000,000         2,000         8,000                        10,000

Net loss, June 30, 2006                                                                      (430)         (430)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2006                      2,000,000       $ 2,000       $ 8,000        $   (430)     $  9,570
                                           ==========       =======       =======        ========      ========
Stock issued for cash on October 13, 2006
 @ $0.02 per share                          2,000,000         2,000        38,000                        40,000

Net loss, June 30, 2007                                                                   (14,000)      (14,000)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2007                      4,000,000       $ 4,000       $46,000        $(14,430)     $ 35,570
                                           ==========       =======       =======        ========      ========

Net loss, June 30, 2008                                                                   (14,502)      (14,502)
                                           ----------       -------       -------        --------      --------

BALANCE, JUNE 30, 2008                      4,000,000       $ 4,000       $46,000        $(28,932)     $ 21,068
                                           ==========       =======       =======        ========      ========

Net loss, December 31, 2008                                                                (7,391)       (7,391)
                                           ----------       -------       -------        --------      --------

BALANCE, DECEMBER 31, 2008 (UNAUDITED)      4,000,000       $ 4,000       $46,000        $(36,323)     $ 13,677
                                           ==========       =======       =======        ========      ========

                        See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                   May 31, 2006
                                                                  Six Months       Six Months       (inception)
                                                                    Ended            Ended           through
                                                                  December 31,     December 31,     December 31,
                                                                     2008             2007             2008
                                                                   --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (7,391)        $ (9,024)        $(36,323)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                          2,000            3,000               --
    Accounts Payable                                                   (163)             163               --
                                                                   --------         --------         --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (5,554)          (5,861)         (36,323)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --               --            4,000
  Additional paid-in capital                                             --               --           46,000
                                                                   --------         --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --               --           50,000
                                                                   --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                      (5,554)          (5,861)          13,677

CASH AT BEGINNING OF PERIOD                                          19,231           32,570               --
                                                                   --------         --------         --------

CASH AT END OF PERIOD                                              $ 13,677         $ 26,709         $ 13,677
                                                                   ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                         $     --         $     --         $     --
                                                                   ========         ========         ========
  Income Taxes                                                     $     --         $     --         $     --
                                                                   ========         ========         ========


                        See Notes to Financial Statements

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In  December  2007,  the FASB,  issued  FAS No.  141  (revised  2007),  Business
Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to December 31, 2008 and generated a net loss of $36,323. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the exploration stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $13,677 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

                           TREASURE EXPLORATIONS INC.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                December 31, 2008
--------------------------------------------------------------------------------

NOTE 6. INCOME TAXES

                                                         As of December 31, 2008
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 36,323
     Tax rate                                                         34%
                                                                --------
     Gross deferred tax assets                                    12,350
     Valuation allowance                                         (12,350)
                                                                --------

     Net deferred tax assets                                    $      0
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

NOTE 7. NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carryforwards of approximately $36,323. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

As of December 31, 2008 the Company had 4,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

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

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 4,000,000 common shares issued and outstanding as of December 31, 2008.

On March 5, 2007 our common stock shares were approved for trading on the Over-the-Counter Bulletin Board under the symbol TEEX.

PLAN OF OPERATION

Our cash in the bank at December 31, 2008 was $13,677. We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

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

We incurred operating expenses of $2,930 and $5,546 for the three month periods ended December 31, 2008 and 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. We incurred operating expenses of $7,391 and $9,024 for the six month periods ended December 31, 2008 and 2007. Our net loss from inception through December 31, 2008 was $36,323.

Cash provided by financing activities for the period from inception (May 31, 2006) through December 31, 2008 was $50,000, consisting of $10,000 from the sale of 2,000,000 shares of common stock to a director for the company for $0.005 per share and $40,000 from the sale of 2,000,000 shares of common stock pursuant to our SB-2 offering.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $13,677, with no outstanding liabilities. We are an exploration stage company and have generated no revenue to date.

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

January 21, 2009                      Treasure Explorations Inc, Registrant


                                      By: /s/ Manly Shore
                                          --------------------------------------
                                          Manly Shore, Director, President,
                                          Principal Executive Officer,
                                          Principal Accounting Officer,
                                          Principal Financial Officer