Form 10-Q
period 2009-03-31
VERIFY SMART CORP.
filed 2009-05-20
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2009

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                       Commission File Number 333-136492


                               VERIFY SMART CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                        20-5005810
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

    Fort Legend Towers, Suite 2002 - 3rd Avenue corner 31st Street E-Square,
          Fort Bonifacio Global City, Taguig Metro Manila, Philippines
              (Address of principal executive offices) (Zip Code)

                                011.632.755.8870
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

60,000,000 common shares issued and outstanding as of May 20, 2009

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2009, and our results of operations, and our cash flows for the nine month period ended March 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                (unaudited)
                                                                  As of              As of
                                                                 March 31,          June 30,
                                                                   2009               2008
                                                                 --------           --------
                       ASSETS

CURRENT ASSETS
  Cash                                                           $ 10,916           $ 19,231
  Deposits                                                             --              2,000
                                                                 --------           --------

TOTAL CURRENT ASSETS                                               10,916             21,231
                                                                 --------           --------

TOTAL ASSETS                                                     $ 10,916           $ 21,231
                                                                 ========           ========

         LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                               $     --           $    163
                                                                 --------           --------

TOTAL CURRENT LIABILITIES                                              --                163
                                                                 --------           --------

TOTAL LIABILITIES                                                      --                163
                                                                 --------           --------

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 250,000,000 shares
   authorized; 60,000,000 shares issued and outstanding
   as of March 31, 2009 and June 30, 2008                          60,000             60,000
  Discount of Common Stock                                        (10,000)           (10,000)
  Additional paid-in capital                                           --
  Deficit accumulated during development stage                    (39,084)           (28,932)
                                                                 --------           --------
TOTAL STOCKHOLDERS' EQUITY                                         10,916             21,068


      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $ 10,916           $ 21,231
                                                                 ========           ========

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                      Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                                                                May 31, 2006
                                           Nine Months      Nine Months      Three Months      Three Months     (inception)
                                             Ended            Ended             Ended             Ended           through
                                            March 31,        March 31,         March 31,         March 31,        March 31,
                                              2009             2008              2009              2008             2009
                                           -----------      -----------       -----------       -----------      -----------
REVENUES
  Revenues                                 $        --      $        --       $        --       $        --      $        --
                                           -----------      -----------       -----------       -----------      -----------

TOTAL REVENUES                                      --               --                --                --               --

PROFESSIONAL FEES                                8,000            6,500             2,000             2,000           24,700
GENERAL & ADMINISTRATIVE EXPENSES                2,152            5,217               761               693           14,384
                                           -----------      -----------       -----------       -----------      -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         10,152           11,717             2,761             2,693           39,084
                                           -----------      -----------       -----------       -----------      -----------

NET INCOME (LOSS)                          $   (10,152)     $   (11,717)      $    (2,761)      $    (2,693)     $   (39,084)
                                           ===========      ===========       ===========       ===========      ===========

BASIC EARNING (LOSS) PER SHARE             $     (0.00)     $     (0.00)      $     (0.00)      $     (0.00)
                                           ===========      ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  60,000,000       60,000,000        60,000,000        60,000,000
                                           ===========      ===========       ===========       ===========

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                      Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                                       May 31, 2006
                                                                  Nine Months        Nine Months       (inception)
                                                                    Ended              Ended             through
                                                                   March 31,          March 31,          March 31,
                                                                     2008               2007               2008
                                                                   --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(10,152)          $(11,717)          $(39,084)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Deposits                                                          2,000              3,000                 --
    Accounts Payable                                                   (163)               163                 --
                                                                   --------           --------           --------

          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (8,315)            (8,554)           (39,084)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                               --                 --             50,000
                                                                   --------           --------           --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            --                 --             50,000
                                                                   --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                      (8,315)            (8,554)            10,916

CASH AT BEGINNING OF PERIOD                                          19,231             32,570                 --
                                                                   --------           --------           --------

CASH AT END OF PERIOD                                              $ 10,916           $ 24,016           $ 10,916
                                                                   ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                         $     --           $     --           $     --
                                                                   ========           ========           ========

  Income Taxes                                                     $     --           $     --           $     --
                                                                   ========           ========           ========

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Verify Smart Corp. (formerly Treasure Explorations Inc. (the Company)) was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties. Effective March 25, 2009, we entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention.

Effective   March  19,  2009,  the  Company   changed  the  name  from  Treasure
Explorations Inc. to Verify Smart Corp.

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

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to March 31, 2009 and generated a net loss of $39,084. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash and cash equivalents of $10,916 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


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

NOTE 6. INCOME TAXES

                                                            As of March 31, 2009
                                                            --------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 39,084
       Tax rate                                                        34%
                                                                 --------
     Gross deferred tax assets                                     13,289
     Valuation allowance                                          (13,289)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 7. NET OPERATING LOSSES

As of March 31, 2009, the Company has a net operating loss carryforwards of approximately $39,084. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

On May 31, 2006, the Company issued a total of 30,000,000 shares of common stock to one director for cash in the amount of $0.00033 per share for a total of $10,000.

On October 13, 2006, the Company issued a total of 30,000,000 shares of common stock to twenty seven unrelated investors for cash in the amount of $0.0013 per share for a total of $40,000.

On March 19, 2009 the Company effected a 15 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for fifteen post-split shares of common stock. The number of shares referred to in the previous paragraphs is post-split number of shares.

                               VERIFY SMART CORP.
                      (FORMERLY TREASURE EXPLORATIONS INC.)
                          (A Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


The Company's post-split authorized capital increased to 250,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

As of March 31, 2009 the Company had 60,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

Common stock, $ 0.001 par value: 250,000,000 shares authorized; 60,000,000 shares issued and outstanding.

NOTE 10. JOINT VENTURE AGREEMENT

Effective March 25, 2009, we entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention.

Upon the satisfaction of customary closing conditions, the Company will contribute an aggregate of $5,000,000 to the joint venture corporation, payable as to $2,000,000 by May 1, 2009 and $3,000,000 by July 1, 2009, for a 70%
interest in the joint venture corporation.

By amendment of May 19, 2009, the Companies have agreed as follows:

"We confirm that it is our mutual understanding and agreement that the Joint Venture has been satisfactorily performed by us, VerifySmart Corp. ("VSC") (Nevada) and that we have performed the required financial obligations of
Section 5.01 through both fund raising and joint venture cost sharing and accordingly, VSC's obligations of Section 5.01 are fully satisfied, the Joint Venture agreement is in full force and effect in good standing and VSC's revenue sharing right to 70% of the Joint Venture's revenue commences this date."

In addition to the foregoing, Verified Transactions Corp. will grant to the joint venture corporation a 25 year worldwide exclusive license to market and sell Verified Transaction Corp.'s internet security software and all other internet business of whatsoever nature and including all future developments of such business for a 25 % interest in the joint venture corporation. Verified Capital Corp. will be granted a 5% interest in joint venture corporation upon the transfer of certain assets.

Upon the closing of the joint venture agreement, the Company will be the operator of the joint venture corporation and will contract with Verified Capital Corp. to be the sub-operator.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting
Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and "Verify" mean Verify Smart Corp., unless otherwise stated.

CORPORATE OVERVIEW

The address of our principal executive office is Fort Legend Towers,  Suite 2002
- 3rd Avenue corner 31st Street E-Square, Fort Bonifacio Global City, Taguig Metro Manila, Philippines. Our telephone number is 011-632-755-8870.

Effective March 19, 2009, we effected a fifteen (15) for one (1) forward stock split of our authorized and issued and outstanding common stock. and the reduction of our authorized common stock As a result, our authorized capital has changed to 250,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares have increased from 4,000,000 shares of common stock to 60,000,000 shares of common stock.

Also effective March 19, 2009, we have changed our name from "Treasure Explorations Inc." to "Verify Smart Corp".

The  name  change  and   forward   stock  split   became   effective   with  the
Over-the-Counter Bulletin Board at the opening for trading on March 24, 2009 under the new stock symbol "VSMR".

GENERAL OVERVIEW

We were incorporated in the state of Nevada on May 31, 2006. Since our incorporation, we had been in the business of the exploration and development of a mineral property in New Westminster, Simalkameen Mining Division of British Columbia, consisting of 336 hectares included with 16 mineral title cells. Our property was without known reserves and our program was exploratory in nature. We completed the Phase 1 exploration program in our property, the results of which were not promising and did not justify further expense. Because we were not successful in our exploration program, we abandoned the mineral claims and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Effective March 19, 2009, we effected a fifteen (15) for one (1) forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has changed to 250,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares have increased from 4,000,000 shares of common stock to 60,000,000 shares of common stock.

Also effective March 19, 2009, we have changed our name from "Treasure Explorations Inc." to "Verify Smart Corp". The change of name was approved by our directors and a majority of our shareholders.

On March 24, 2009, Ralph Santos was appointed as a director of our company.

On March 24, 2009 Manly Shore resigned as president, chief executive officer and chief financial officer of our company and Ralph Santos was appointed president, chief executive officer and chief financial officer of our company.

On April 14, 2009, Adi Muljo was appointed as a director of our company.

Our board of directors now consists of Manly Shore, Ralph Santos and Adi Muljo.

On March 25, 2009, we entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention. Upon the satisfaction of customary closing conditions, we earned a 70% interest in the joint venture corporation. We are required to contribute $2,000,000 by May 1, 2009, of which $250,000 will be paid to Verified Transactions Corp. as a license fee. Until such time as we have raised the $2,000,000, we will not be entitled to receive any revenue from the joint venture corporation. We are further required to contribute $3,000,000 to the joint venture corporation by July 1, 2009, of which $500,000 will be paid to Verified Transactions Corp. as a license fee. As of the date of this quarterly report, we have not yet contributed the $2,000,000 owed to the joint venture corporation. However, the joint venture corporation has been formed and as per the joint venture agreement we are the operator of the joint venture corporation. We have contracted the operator rights to Verified Capital Corp. as the sub-operator.

By amendment of May 19, 2009, the Companies have agreed as follows:

"We confirm that it is our mutual understanding and agreement that the Joint Venture has been satisfactorily performed by us, VerifySmart Corp. ("VSC") (Nevada) and that we have performed the required financial obligations of
Section 5.01 through both fund raising and joint venture cost sharing and accordingly, VSC's obligations of Section 5.01 are fully satisfied, the Joint Venture agreement is in full force and effect in good standing and VSC's revenue sharing right to 70% of the Joint Venture's revenue commences this date."

Pursuant to the joint venture agreement, Verified Transactions Corp. has provided to the joint venture corporation an exclusive world-wide license to use, sell and sub-license its internet security software and all other internet business of such nature and including all future development of such business. The term of the license is for a period of 25 years with an option to renew for an additional 25 years for a payment of $5,000,000. In consideration for the granting of the license, Verified Transactions Corp. will receive the license fees disclosed above, 10% of the revenue of the joint venture corporation to a maximum of $1,250,000 and a 3% royalty on the gross revenue of the joint venture corporation.

We have the right to acquire all of Verified Capital Corp.'s interest in the joint venture corporation and all of Verified Transactions Corp.'s interest in the joint venture corporation, excluding the royalty as set out in the joint venture agreement, at market value at the earlier of the joint venture corporation generating $100 million in aggregate revenue per year with a minimum net margin of 25% or 5 years. Market value shall be determined by an agreed valuator or, failing agreement, we may hire a top-five chartered accountancy firm to prepare a market value report and, absent material error of standard calculation, such report shall be final.

Pursuant to the terms of the joint venture agreement, we have agreed to permit and have the right to tender to all shareholders and creditors of each of Verified Capital Corp. and Verified Transactions Corp. to convert their debts and shares into shares of our company on a one for one basis subject to our company raising the $2,000,000 (as set out above) and the joint venture corporation earning gross cash flow of not less than $100,000 per week.

Under the license, Ralph Santos, our president, will receive a 10% carried equity interest in the Gateway internet business of the joint venture corporation. Mr. Santos is also a significant equity owner in Verified Transactions Corp. and Verified Capital Corp.

DESCRIPTION OF THE JOINT VENTURE BUSINESS

The joint venture business will market and sell its licensed software which provides a comprehensive solution to credit card fraud by addressing the security needs of consumer clients, credit card companies, banks and merchants through instant verification that is inexpensive to implement and simple to use.

The software operates through the use of a cellular phone for secured verification of monetary transactions. The software has been developed to include debit card purchases, internet purchases, ATM, passport and mortgage verification.

We have also entered into preliminary discussions with Verified Capital Corp. wherein we would acquire either the assets or outstanding shares of common stock of Verified Capital Corp. The parties will jointly determine the optimum structure for the acquisition in order to best satisfy tax planning, regulatory and other considerations, including mutually agreed upon performance based milestones.

The acquisition contemplated by the preliminary discussions is subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement.

On April 3, 2009, the joint venture corporation into an agreement with China Trust to launch our first credit card "VeriSmart(TM) Platinum Visa".

Under the terms of the agreement, China Trust will distribute, for pilot, 2,500 co-branded VeriSmart(TM) Platinum Visa Cards linked to our patent-pending Authentication system, VerifyNGo(TM), to serve as enterprise payroll, payout and remittance solutions affording centralized control and management of fund disbursement globally, anytime, anywhere.

On April 6, 2009, we entered into a services agreement with European hosting and infrastructure provider Prime Interactive S.R.O. The services agreement with Prime Interactive accelerates the European leg of our expansion plan and compliments our company's existing capabilities.

Under the terms of the agreement Prime Interactive will be providing the following services to our company:

     *    Web and Mobile Application Development

     *    Data Centre infrastructure servicing Europe and located in Slovakia

     *    Marketing access to a legacy worldwide customer base of 130,000

     *    Marketing access to established European Financial Industry vertical

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended March 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month period ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                                  Change Between
                                         Three Month        Three Month      Three Month Period Ended
                                         Period Ended       Period Ended         March 31, 2009 and
                                        March 31, 2009     March 31, 2008          March 31, 2008
                                        --------------     --------------          --------------
Revenue                                    $   Nil           $   Nil                  $    Nil
Professional Fees                          $ 2,000           $ 2,000                  $    Nil
General and Administrative Expenses        $   761           $   693                  $     68
Net loss                                   $ 2,761           $ 2,693                  $     68

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended March 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the nine month period ended March 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                                 Change Between
                                          Nine Month         Nine Month      Nine Month Period Ended
                                         Period Ended       Period Ended        March 31, 2009 and
                                        March 31, 2009     March 31, 2008         March 31, 2008
                                        --------------     --------------         --------------
Revenue                                    $    Nil          $    Nil               $     Nil
Professional Fees                          $  8,000          $  6,500               $   1,500
General and Administrative Expenses        $  2,152          $  5,217               $  (3,065)
Net loss                                   $ 10,152          $ 11,717               $  (1,565)

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                      Nine month                               Change between
                                     Period Ended         Year Ended         March 31, 2009 and
                                    March 31, 2009       June 30, 2008         June 30, 2008
                                    --------------       -------------         -------------
                                         ($)                  ($)                   ($)
Current Assets                         10,916                21,231               (10,315)
Current Liabilities                       Nil                   163                  (163)
Working Capital/(Deficit)              10,916                21,068               (10,152)

CASH FLOWS

                                                                                          Change Between
                                                  Nine Month         Nine Month       Nine Month Period Ended
                                                 Period Ended       Period Ended         March 31, 2009 and
                                                March 31, 2009     March 31, 2008          March 31, 2008
                                                --------------     --------------          --------------
                                                     ($)                ($)                      ($)
Net Cash (used in) Operating Activities             (8,315)            (8,554)                   239
Net Cash provided by Financing Activities              Nil                Nil                    Nil
Net cash used for Investing Activities                 Nil                Nil                    Nil
                                                   -------            -------                -------
Net Increase (Decrease) in Cash During Period       (8,315)            (8,554)                   239
                                                   =======            =======                =======

As of March 31, 2009, our total assets were $10,916 and our total liabilities were $Nil and we had a working capital surplus of $10,916. Our financial statements report a net loss of $10,152 for the nine months ended March 31, 2009, and a net loss of $39,084 for the period from May 31, 2006 (inception) to March 31, 2009.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

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

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

WE HAVE A LIMITED OPERATING HISTORY, AND IT IS DIFFICULT TO EVALUATE OUR FINANCIAL PERFORMANCE AND PROSPECTS. THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY OR THAT WE WILL NOT DISCOVER PROBLEMS WITH OUR BUSINESS MODEL.

We have a limited operating history. As such, it is difficult to evaluate our future prospects and performance, and therefore we cannot ensure that we will operate profitably in the future.

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of March 31, 2009, our cash available was approximately $10,916. In the foreseeable future, we expect to incur significant expenses if we acquire and develop our new business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

WE DEPEND ON ATTRACTING AND RETAINING QUALIFIED EMPLOYEES, THE FAILURE OF WHICH COULD RESULT IN A MATERIAL DECLINE IN OUR REVENUES.

We intend to become a provider of identity protection/secured transaction services. Our revenues and future growth will depend on our ability to attract and retain qualified employees. This is especially crucial to our proposed business, as these employees will generate revenue by providing the services that are the staple product that we offer. We may face difficulties in recruiting and retaining sufficient numbers of qualified employees because the market may not have enough of such personnel. In addition, we compete with other companies for qualified employees. If we are unable to retain such employees, we could face a material decline in our revenue.

U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL SECURITIES LAWS AGAINST US AND OUR NON-U.S. RESIDENT DIRECTORS.

All of our operations and our assets are located outside the United States and some of our directors and officer are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments of U.S. courts for civil liabilities against any of our individual directors or officers.

RISKS RELATING TO OUR COMMON SHARES

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON SHARES AND MAKE IT DIFFICULT FOR OUR SHAREHOLDERS TO RESELL THEIR SHARES.

Our common shares are quoted on the OTC Bulletin Board service. Trading in shares quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

OUR SHARE IS A PENNY STOCK. TRADING OF OUR SHARE MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR SHARES.

Our share is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the shares that are subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common shares.

FINRA SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR SHARE.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our share.

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number                                   Description
------                                   -----------

(3)         ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 10, 2006)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

3.3 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

3.4 Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

(10)        MATERIAL CONTRACTS

10.1 Joint Venture Agreement among Verified Capital Corp., Verified Transactions Corp. and our company dated effective March 25, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

(31)        RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1*       Section  302  Certification  of  Principal   Executive  Officer  and
            Principal Financial Officer.

(32)        SECTION 1350 CERTIFICATIONS

32.1*       Section  906  Certification  of  Principal   Executive  Officer  and
            Principal Financial Officer.

----------
* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VERIFY SMART CORP.
                               (Registrant)


Dated: May 20, 2009          /s/ Ralph Santos
                             ---------------------------------------------------
                             Ralph Santos
                             President, Chief Executive Officer,
                             Chief Financial Officer and Director
                             (Principal Executive Officer, Principal
                             Accounting Officer and Principal Financial Officer)