Form 10-K
period 2009-06-30
VERIFY SMART CORP.
filed 2009-10-19
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the transition period from [ ] to [ ]

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

 Fort Legends Tower, Suite 2002 - 3rd Avenue, Corner 31st Street E.
Square  Form Bonifacio Global City, Taguig Metro Manila, Philippines      n/a
       (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: 011.632.755.8870

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
-------------------                    -----------------------------------------
       N/A                                                N/A

           Securities registered pursuant to Section 12(g) of the Act:
                                       N/A
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 9, 2009 was $20,994,750 based on a $0.93 closing price for the Common Stock on October 9, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
52,575,000 shares of common stock issued & outstanding as of October 9, 2009

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.      Business........................................................  3

Item 1A.     Risk Factors.................................................... 10

Item 1B.     Unresolved Staff Comments....................................... 12

Item 2.      Properties...................................................... 12

Item 3.      Legal Proceedings............................................... 12

Item 4.      Submissions of Matters to a Vote of Security Holders............ 12

Item 5.      Market for Common Equity and Related Stockholder Matters........ 13

Item 6.      Selected Financial Data......................................... 14

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 15

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...... 20

Item 8.      Financial Statements and Supplementary Data..................... 21

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 33

Item 9A (T). Controls and Procedures......................................... 33

Item 9B.     Other Information............................................... 34

Item 10.     Directors, Executive Officers and Corporate Governance.......... 34

Item 11.     Executive Compensation.......................................... 37

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters...................... 38

Item 13.     Certain Relationships and Related Transactions, and
             Director Independence........................................... 39

Item 14.     Principal Accountants Fees and Services......................... 40

Item 15.     Exhibits, Financial Statement Schedules......................... 41

                                     PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our company", mean Verify Smart Corp., a Nevada corporation, unless otherwise indicated.

CORPORATE HISTORY

The address of our principal executive office is Fort Legend Towers, Suite 2002
- 3rd Avenue corner 31st Street E-Square, Fort Bonifacio Global City, Taguig Metro Manila, Philippines. Our telephone number is 011-632- 755-8870.

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

We have not been involved in any bankruptcy, receivership or similar proceeding.

OUR CURRENT BUSINESS

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

Also effective March 19, 2009, we changed our name from "Treasure Explorations Inc." to "Verify Smart Corp". The change of name was approved by our directors and a majority of our shareholders.

On March 24, 2009, Ralph Santos was appointed as a director of our company.

On March 24, 2009, Manly Shore resigned as president, chief executive officer and chief financial officer of our company and Ralph Santos was appointed president, chief executive officer and chief financial officer of our company.

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

We are required to contribute $2,000,000 by May 1, 2009, of which $250,000 will be paid to Verified Transactions Corp. as a license fee. Until such time as we have raised the $2,000,000, we will not be entitled to receive any revenue from the joint venture corporation. We are further required to contribute $3,000,000 to the joint venture corporation by July 1, 2009, of which $500,000 will be paid to Verified Transactions Corp. as a license fee. As of the date of this report, we have not yet contributed the $2,000,000 owed to the joint venture corporation. However, the joint venture corporation has been formed and as per the joint venture agreement we are the operator of the joint venture corporation. We have contracted the operator rights to Verified Capital Corp. as the sub-operator.

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

On March 25, 2009, we entered into a consulting agreement with Duke Enterprises LLC wherein Duke Enterprises has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 75,000 restricted common shares of our company. The 75,000 restricted shares were issued on May 19, 2009. The agreement expired on September 25, 2009.

On March 30, 2009, we entered into a consulting agreement with New Vision Consulting Corporation, wherein New Vision has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 1,000,000 restricted common shares of our company. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares of our company. 1,000,000 shares of common stock were issued on May 19, 2009. The New Vision consulting agreement expires on September 30, 2009.

Effective June 5, 2009, we entered into an agreement with Ellick Corporation to provide our VerifyGateway, VeriSmart Card and VerifyNgo suite of services. As part of this agreement, Ellick Corp. will provide our company with Voice Over Internet Protocol (VOIP) and Contact Centre capabilities in Manila.

Effective June 11, 2009, we entered into an agreement with Crown Mutual Corporation to provide our VerifyGateway and VerifyNgo suite of services.

Effective June 19, 2009, we entered into an agreement with BetED Corporation to provide our VerifyGateway and VerifyNgo suite of services.

On July 14, 2009, we entered into a consulting agreement with Wei (David) Cheng wherein David Cheng has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issued 50,000 restricted common shares of our company. The 50,000 common shares were issued on August 15, 2009. The agreement expires on January 14, 2010.

On July 14, 2009, we entered into an investment purchase agreement with Black Diamond Investment Group Corp. wherein Black Diamond has agreed to purchase 500,000 common shares of our company in consideration of the payment of $0.50 per share for an aggregate purchase price of $250,000. We issued the 500,000 common shares on August 15, 2009.

Effective August 14, 2009, we entered into a consulting agreement with Cohen Independent Research Group wherein Cohen Independent Research has agreed to provide certain consulting services to our company. As compensation under the agreement we have agreed to issue 1,000,000 restricted common shares of our company. The 1,000,000 common shares were issued on August 14, 2009. The agreement expires on August 14, 2011.

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

On April 3, 2009, the joint venture corporation entered into an agreement with China Trust to launch our first credit card "VeriSmart(TM) Platinum Visa".

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

OUR PRODUCTS / SERVICES

Through our interest in the joint venture corporation, we currently offer or intend to offer the following four product lines consisting of (i) VerifyNGo,
(ii) VerifyGateway, (iii) VerifyTransfer and (iv) VeriSmart Card.

VERIFYNGO

VerifyNGo is a comprehensive authentication system which addresses security concerns through an instant verification process. It is an easy, inexpensive and unique solution that uses a response to an individual's mobile phone as verification for a transaction. VerifyNGo address the security needs of clients, credit card companies, banks and merchants through an instant verification process.

VerifyNGo will provide secure verification for the following types of transactions:

     *    debit and credit card purchases
     *    internet purchases
     *    ATM transactions
     *    passport applications
     *    credit applications

     *    mortgage verifications
     *    access to medical history
     *    entry into secured areas

VerifyNGo requires no special hardware, software, upgrades or training. All that is required is for the user to have a mobile phone or PDA.

A typical VerifyNGo process occurs in the following way:

The process starts when a user performs an action which contains a certain security constraint (i.e. online purchase, website login). Once the user performs an action that contains a security constraint, a VerifyNGO authentication is triggered sending a message to the user's mobile phone or PDA. The message options include:

     *    Phone call*
     *    SMS detailing the action
     *    One time password via SMS
     *    WAP Push, opening a mobile web page

The user receives the request and authorizes the action via mobile phone or PDA. Finally, the system receives the response, determines authenticity and then grants or denies the user's access to the action.

VERIFYGATEWAY

VerifyGateway is cutting-edge technology for secure and confidential online payment processing. It acts as a processing hub and intermediary between a business' website and their account provider, giving an enhanced network and superior transaction capabilities to make e-commerce reliable and seamless. It's simple, economical technology, accredited by most major banks and ensures the secure, successful delivery of billions of transactions to billions of ports worldwide.

VerifyGateway provides a system that easily accepts credit card payments from customers and instills confidence because every transaction is sent through a secured system. The system complies with privacy and security regulations globally, and allows client companies to safely manage and track funds across all borders and boundaries. This innovative technical infrastructure is unrivaled in the industry.

Business-to-business services include:

     * Processing transaction for major credit cards such as Mastercard and Visa
     *    PCI-certified processing centers
     *    Support for major merchant processing networks
     *    Transaction reports with the necessary data to track daily activity
     *    Reliable and secure business solutions

VERIFYTRANSFER

VerifyTransfer is a comprehensive remittance service allowing business clients to easily and securely send and receive money instantly, in person, online, wirelessly, or by phone.

Using VerifyGateway, VerifyTransfer covers all aspects of the process from transaction logging to retrieval.

The service offers:

     *    easier remittance payments
     *    faster data transmission
     *    multiple recipient accounts
     *    fast, flexible payment options
     *    24 hour, 7 day/week client support
     *    cutting-edge security, fraud monitoring, and reporting
     *    increased accuracy and speed of contributions to member accounts
     * synchronization with sophisticated retrieval methods, including remittance on Visa cards
     *    mobile to mobile money transfers (PDA's and Iphones)
     * comprehensive tracking and reporting on transactions and client accounts, providing details and history.

VERISMART CARD

The VeriSmart Card is a Visa cobranded, multipurpose prepaid card designed to work optimally with VeriSmart's own secure remittance service, VerifyTransfer, or to be easily integrated with any existing remittance platform.

It can be used, worldwide, for:

     * traditional debit/credit card transactions in Visa affiliated establishments
     * payment processing between individuals and organizations (e.g.; commission and payroll payments, accounts payable, etc.)
     *    ATM transactions for Visa ATMs
     *    gift cards (pre-loaded format).

COMPETITION

Our product offerings are targeted at the rapidly evolving market for Internet security services, including network security, authentication and validation, which enable secure e-commerce and communications over wireline and wireless IP networks. The market for authentication and verification products is intensely competitive, subject to rapid change and significantly affected by new product and service introductions and other market activities of industry participants.

No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or services or introduce new products and services that will offer superior price or performance features. We expect our competitors to offer new and existing products and services at prices necessary to gain or retain market share. Some of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products and services, or otherwise, in the future.

GOVERNMENT REGULATION

In order to offer products that connect to payment networks, electronic payment system providers must certify their products and services with card associations, financial institutions, and payment processors, as well as comply with government and telecommunications company regulations.

SALES AND MARKETING

Business development encompassing sales and marketing efforts has been achieved through our network of contacts that lead to engagement with key decision makers of companies in our target market.

INTELLECTUAL PROPERTY

We rely primarily on a combination of copyrights, trademarks, service marks, patents, restrictions on disclosure and other methods to protect our intellectual property. We also enter into confidentiality and/or invention assignment agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of proprietary documentation and other confidential information.

We have filed numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property.

We do not have any trademark registrations.

EMPLOYEES

Our only employees are our directors and officers.

GOING CONCERN

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

SUBSIDIARIES

We do not have any subsidiaries.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATED TO OUR BUSINESS

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

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of June 30, 2009, our cash available was approximately $9,733. In the foreseeable future, we expect to incur significant expenses during the development stage of our identity protection/secured transaction services business. Although during the year ended June 30, 2009, we have raised $11,372 pursuant to private placement financings, we may be unable to locate further sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

WE DEPEND ON ATTRACTING AND RETAINING QUALIFIED EMPLOYEES, THE FAILURE OF WHICH COULD RESULT IN A MATERIAL DECLINE IN OUR REVENUES.

We are a provider of identity protection/secured transaction services. Our revenues and future growth depend on our ability to attract and retain qualified employees. This is especially crucial to our business, as these employees will generate revenue by providing the services that are the staple product that we offer. We may face difficulties in recruiting and retaining sufficient numbers of qualified employees because the market may not have enough of such personnel. In addition, we compete with other companies for qualified employees. If we are unable to retain such employees, we could face a material decline in our revenue.

IF WE FAIL TO IMPLEMENT OUR BUSINESS STRATEGY, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE GROWTH EFFECTIVELY. IF WE DO NOT MANAGE GROWTH EFFECTIVELY, WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY.

Even if we are successful in obtaining new business, failure to manage our growth could adversely affect our financial condition. We may experience extended periods of very rapid growth. If we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. We may not be able to manage our growth and a failure to do so could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We do not own any real property. Our principal business offices are located at

Fort Legends Tower, Suite 2002 - 3rd Avenue, Corner 31st Street E. Square Form Bonifacio Global City, Taguig Metro Manila, Philippines. We lease our office space at a cost of $8,000 per month (or Php 333,000 pesos per month). We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended June 30, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock were approved for trading on the OTC Bulletin Board on March 5, 2007 under the symbol "TEEX". Prior to this date, there was no public market for our common shares. Effective March 19, 2009, we effected a fifteen (15) for one (1) forward stock split of our authorized and issued and outstanding common stock and the reduction of our authorized common stock As a result, our authorized capital has changed to 250,000,000 shares of common stock with a par value of $0.001 and our issued and outstanding shares have increased from 4,000,000 shares of common stock to 60,000,000 shares of common stock.

Also effective March 19, 2009, we have changed our name from "Treasure Explorations Inc." to "Verify Smart Corp".

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 24, 2009 under the new stock symbol "VSMR".

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

                   NATIONAL ASSOCIATION OF SECURITIES DEALERS
                               OTC BULLETIN BOARD

                   Quarter Ended           High           Low
                   -------------           ----           ---
                 June 30, 2009            $2.68          $1.50
                 March 31, 2009           $0.25          $0.05
                 December 31, 2008          N/A            N/A
                 September 30, 2008         N/A            N/A
                 June 30, 2008              N/A            N/A
                 March 31, 2008             N/A            N/A

On October 2, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.011.

As of October 9, 2009, there were 35 holders of record of our common stock. As of such date, 52,575,000 common shares were issued and outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock is Holladay Stock Transfer (Telephone:
408-481-3940).

STOCK OPTION GRANTS

To date, we have not granted any stock options.

WARRANTS

We have not issued and do not have outstanding any warrants to purchase shares of our common stock.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. we would not be able to pay our debts as they become due in the usual course of business; or
     2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any stock option or equity compensation plans or arrangements.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended May 31, 2009.

RECENT SALES OF UNREGISTERED SECURITIES

On May 31, 2006, a total of 2,000,000 shares of common stock were issued in exchange for $10,000 US, or $.005 per share. These securities were issued to an officer and a director of the company.

Effective May 27, 2009, we issued 10,000 common shares pursuant to a private placement to 1 U.S. subscriber (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective June 1, 2009, we issued 150,000 restricted shares of our common stock to two (2) U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

Effective August 15, 2009, we issued 50,000 restricted shares of our common stock to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective August 15, 2009, we issued 500,000 common shares of our common stock to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective August 14, 2009, we issued 1,000,000 restricted shares of our common stock to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended May 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2009 and June 30, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CASH REQUIREMENTS

There is limited historical financial information about us upon which to base an evaluation of our performance. We have a limited operating history and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in services.

Over the next twelve months we intend to use any funds that we may have available to fund our operations and research and development.

Not accounting for our working capital of $404,225 as of June 30, 2009, we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any research and development costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended June 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until March 2010. As we had cash in the amount of $9,733 and a working capital in the amount of $404,225 as of June 30, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do intend to purchase any significant equipment over the twelve months ending June 30, 2010.

RESEARCH AND DEVELOPMENT

We estimate that we will spend approximately $30,000 per month on research and development over the twelve months ending June 30, 2010.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2009 and 2008.

Our operating results for the years ended June 30, 2009 and 2008 are summarized as follows:

                                               Year Ended June 30,
                                            2009               2008
                                          ---------          ---------
         Revenue                          $     Nil          $     Nil
         Operating Expenses               $ 373,053          $  14,502
         Net Loss                         $(374,215)         $ (14,502)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

OPERATING EXPENSES

Our operating expenses for the year ended June 30, 2009 and June 30, 2008 are outlined in the table below:

                                               Year Ended June 30,
                                            2009               2008
                                          ---------          ---------

         General and administrative       $ 2,645            $  6,002
         Consulting Expense               $343,673           $    Nil
         Professional Fees                $ 26,735           $  8,500

The increase in operating expenses for the year ended June, 2009, compared to the same period in fiscal 2008, was mainly due to an increase in consulting expenses and professional fees.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
                                              At                 At
                                           June 30,           June 30,
                                             2009               2008
                                          ---------          ---------

Current assets                            $ 412,750          $  21,231
Current liabilities                           8,525                163
                                          ---------          ---------
Working capital                           $ 404,225          $  21,068
                                          =========          =========

CASH FLOWS

                                                        Year Ended June 30,
                                                     2009               2008
                                                   --------           --------

Net Cash Used in Operating Activities              $(23,066)          $(13,339)
Net Cash Used in investing activities                   Nil                Nil
Net Cash Provided by Financing Activities            13,568                Nil
                                                   --------           --------
Net increase (decrease) in cash during period      $ (9,498)          $(13,339)
                                                   ========           ========

OPERATING ACTIVITIES

Net cash used in operating activities during the year ended June 30, 2009, was $23,066 compared to $13,339 during the year ended June 30, 2008.

INVESTING ACTIVITIES

We did not have any investing activities during the years ended June 30, 2009 and June 30, 2008.

FINANCING ACTIVITIES

During the year ended June 30, 2009, we received a loan in the amount of $2,196 and raised proceeds of $11,372.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Our financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include the accounts of our company and the accounts of an incorporated joint venture of which our company holds an 70% interest in and maintains majority voting interest as of June 30, 2009. All inter-company transactions and balances have been eliminated. Our company has elected a June 30 year-end.

BASIC EARNINGS (LOSS) PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Our company has adopted the provisions of SFAS No. 128 effective May 31, 2006 (date of inception).

Basic net earnings (loss) per share amounts is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in our company.

CASH EQUIVALENTS

Our company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses
(1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses
(1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS-AND INTERPRETATION OF FASB STATEMENT NO. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 became effective on November 15, 2008 after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our company's financial position, statements of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133." This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on our company's financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Our company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on our company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), "BUSINESS COMBINATIONS." This Statement replaces FASB Statement No. 141, "BUSINESS COMBINATIONS", but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. It is not believed that this will have an impact on our company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following audited financial statements are filed as part of this annual report:

     Independent Auditor's Report, dated October 9, 2009.

     Audited Balance Sheet as at June 30 2009.

     Audited Statements of Operations for the year ended June 30, 2009 and for the year ended June 30, 2008.

     Audited Statements of Changes in Stockholders' Equity for the year ended June 30, 2009 and for the year ended June 30, 2008.

     Audited Statements of Cash Flows for the year ended June 30,
     2009 and for the year ended June 30, 2008.

     Notes to the Financial Statements.

                           Chang G. Park, CPA, Ph. D.
      * 2667 CAMINO DEL RIO S. PLAZA B * SAN DIEGO * CALIFORNIA 92108-3707*
      * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 764-5480 *
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
Verify Smart Corp.
(Formerly Treasure Explorations, Inc.)

We have audited the accompanying balance sheets of Verify Smart Corp. (Formerly Treasure Explorations, Inc.) (A Development Stage "Company") as of June 30, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from May 31, 2006 (inception) through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verify Smart Corp. as of June 30, 2009 and 2008, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang Park
----------------------------
CHANG G. PARK, CPA

October 9, 2009
San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Balance Sheets

                                                                               As of                As of
                                                                              June 30,             June 30,
                                                                                2009                 2008
                                                                             ----------           ----------
ASSETS

Current Assets
  Cash                                                                       $    9,733           $   19,231
  Prepaid expense and deposits                                                  403,017                2,000
                                                                             ----------           ----------

Total Current Assets                                                            412,750               21,231
                                                                             ----------           ----------

Total Assets                                                                 $  412,750           $   21,231
                                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                           $    6,329           $      163
  Loan payable (Note 4)                                                           2,196                   --
                                                                             ----------           ----------

Total Current Liabilities                                                         8,525                  163
                                                                             ----------           ----------

Total Liabilities                                                                 8,525                  163
                                                                             ----------           ----------

Non-controlling Interest                                                             --                   --

Contingencies and Commitments (Notes 1 and 12)

Stockholders' Equity
  Common Stock, $0.001 par value, 250,000,000 shares authorized;
   60,910,000 shares issued and outstanding as of June 30, 2009
   and 60,000,000 shares issued and outstanding as of June 30, 2008              60,910               60,000
  Discount of Common Stock                                                           --              (10,000)
  Additional Paid-in Capital                                                    746,462                   --
  Deficit Accumulated During the Development Stage                             (403,147)             (28,932)
                                                                             ----------           ----------

Total Stockholders' Equity                                                      404,225               21,068
                                                                             ----------           ----------

Total Liabilities and Stockholders' Equity                                   $  412,750           $   21,231
                                                                             ==========           ==========


The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Statements of Operations

                                                                                              May 31, 2006
                                                                                              (Inception)
                                                 Year Ended             Year Ended             through to
                                                  June 30,               June 30,               June 30,
                                                    2009                   2008                   2009
                                                ------------           ------------           ------------
REVENUES
  Revenues                                      $         --           $         --           $         --
                                                ------------           ------------           ------------

Total Revenues                                            --                     --                     --
                                                ------------           ------------           ------------
Operation Expense
  General & administrative expenses                    2,645                  6,002                 14,877
  Consulting Expense                                 343,673                     --                343,673
  Professional fees                                   26,735                  8,500                 43,435
                                                ------------           ------------           ------------

Total operation expenses                             373,053                 14,502                401,985
                                                ------------           ------------           ------------

Loss from operations                                (373,053)               (14,502)              (401,985)

Exchange loss                                         (1,162)                    --                 (1,162)
                                                ------------           ------------           ------------

Net Loss                                        $   (374,215)          $    (14,502)          $   (403,147)
                                                ============           ============           ============

Net Loss Per Share - Basic and Diluted          $      (0.01)          $      (0.00)
                                                ============           ============

Weighted Average Shares Outstanding               60,222,192             60,000,000
                                                ============           ============


The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity

                                                                                              Deficit
                                                                                            Accumulated
                                                      Common Stock          Additional      During the
                                                                 Par         Paid-in        Development
                                                   Shares       Value        Capital           Stage          Total
                                                   ------       -----        -------           -----          -----
                                                     #            $             $                $              $
Balance -  May 31, 2006 (Date of Inception)              --         --             --               --             --

Stock issued for cash on May 31, 2006 at
$0.0003 per share                                30,000,000     30,000        (20,000)              --         10,000

Net loss for the period                                  --         --             --             (430)          (430)
                                                 ----------    -------       --------        ---------      ---------
Balance - June 30, 2006                          30,000,000     30,000        (20,000)            (430)         9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share                             30,000,000     30,000         10,000               --         40,000

Net loss for the year                                    --         --             --          (14,000)       (14,000)
                                                 ----------    -------       --------        ---------      ---------
Balance - June 30, 2007                          60,000,000     60,000        (10,000)         (14,430)        35,570

Net loss for the year                                    --         --             --          (14,502)       (14,502)
                                                 ----------    -------       --------        ---------      ---------
Balance - June 30, 2008                          60,000,000     60,000        (10,000)         (28,932)        21,068

Stock issued for consulting services                900,000        900        745,100               --        746,000

Stock issued for cash on May 27, 2009 at
$1.25 per share, net of share issuance costs         10,000         10         11,362               --         11,372

Net loss for the year                                    --         --             --         (374,215)      (374,215)
                                                 ----------    -------       --------        ---------      ---------

Balance - June 30, 2009                          60,910,000     60,910        746,462         (403,147)       404,225
                                                 ==========    =======       ========        =========      =========


The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows

                                                                                              May 31, 2006
                                                                                              (Inception)
                                                       Year Ended           Year Ended         through to
                                                        June 30,             June 30,           June 30,
                                                          2009                 2008               2009
                                                        ---------           ---------           ---------
Operating Activities
  Net loss                                              $(374,215)          $ (14,502)          $(403,147)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock-based compensation                             342,983                  --             342,983
  Changes in operating assets and liabilities:
     Prepaid expense and deposits                           2,000               1,000                  --
     Accounts payable                                       6,166                 163               6,329
                                                        ---------           ---------           ---------

Net Cash Used in Operating Activities                     (23,066)            (13,339)            (53,835)
                                                        ---------           ---------           ---------
Investing Activities

Net Cash Provided by (Used in) Investment Activities           --                  --                  --
                                                        ---------           ---------           ---------
Financing Activities
  Issuance of common stock                                 12,500                  --              62,500
  Share issuance costs                                     (1,128)                 --              (1,128)
  Proceeds from loan payable                                2,196                  --               2,196
                                                        ---------           ---------           ---------

Net Cash Provided by Financing Activities                  13,568                  --              63,568
                                                        ---------           ---------           ---------

(Decrease) Increase in Cash                                (9,498)            (13,339)              9,733

Cash - Beginning of Period                                 19,231              32,570                  --
                                                        ---------           ---------           ---------

Cash - End of Period                                    $   9,733           $  19,231           $   9,733
                                                        =========           =========           =========

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
  Interest                                              $      --           $      --           $      --
  Income Taxes                                          $      --           $      --           $      --

Non-Cash investing and financing activities
  Common Stock  issued for service                      $ 746,000           $      --           $ 746,000


The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Verify Smart Corp. (formerly Treasure Explorations Inc. (the "Company")) was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties. Effective March 25, 2009, we entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention.

Effective   March  19,  2009,  the  Company   changed  the  name  from  Treasure
Explorations Inc. to Verify Smart Corp.

Effective this quarter, the Company implemented SFAS No. 165, "SUBSEQUENT EVENTS" ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through October 9, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events, other than as disclosed in Note 13.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has elected a June 30 year-end.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

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

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 2. SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - A REPLACEMENT OF FASB STATEMENT NO. 162". The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission "SEC" under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 167, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)". The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses
(1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, "Accounting for Transfers of Financial Assets", and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140". The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This statement addresses
(1) practices that have developed since the issuance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-6-1, "DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES". FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES." SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 became effective on November 15, 2008 after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133." This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS--AN AMENDMENT OF ARB NO. 51." This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), "BUSINESS COMBINATIONS." This Statement replaces FASB Statement No. 141, "BUSINESS COMBINATIONS", but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to June 30, 2009 and generated a net loss of $403,147. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $9,733 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. LOAN PAYABLE

During the year ended June 30, 2009, the Company received a loan from an unrelated party in the amount of $13,560 (Cdn$15,000). On June 3, 2009, the Company repaid $11,364.

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. RELATED PARTY TRANSACTIONS

The officers and directors of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES

                                                             As of June 30, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 60,164
       Tax rate                                                        34%
     Gross deferred tax assets                                     20,456
     Valuation allowance                                          (20,456)
                                                                 --------

     Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carryforwards of approximately $60,164. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

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

On May 19, 2009, the Company issued 750,000 shares of common stock at a fair value of $562,500 pursuant to a consulting agreement.

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 9. STOCK TRANSACTIONS (CONTINUED)

On May 27, 2009, the Company issued 10,000 shares of common stock at $1.25 per share for cash proceeds of $12,500. The Company paid finders' fee of Cdn$1,250 in connection with the private placement.

On June 1, 2009, the Company issued 150,000 shares of common stock at a fair value of $183,500 pursuant to two consulting agreements.

As of June 30, 2009 the Company had 61,910,000 shares of common stock issued and 60,910,000 outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009: Common stock, $ 0.001 par value:
250,000,000   shares   authorized;   61,910,000  shares  issued  and  60,910,000
outstanding.

NOTE 11. JOINT VENTURE AGREEMENT

a) Effective March 25, 2009, the Company entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention.

     Upon the satisfaction of customary closing conditions, the Company will contribute an aggregate of $5,000,000 to the joint venture corporation, payable as to $2,000,000 by May 1, 2009 and $3,000,000 by July 1, 2009, for
     a 70% interest in the joint venture corporation.

     By amendment of May 19, 2009, the companies have agreed that all obligations of the Joint Venture agreement have been deemed to have occurred and the agreement is in full force in good standing. In addition to the foregoing, Verified Transactions Corp. will grant to the joint venture corporation a 25 year worldwide exclusive license to market and sell Verified Transaction Corp.'s internet security software and all other internet business of whatsoever nature and including all future developments of such business for a 25 % interest in the joint venture corporation. Verified Capital Corp. will be granted a 5% interest in joint venture corporation upon the transfer of certain assets.

     Upon the closing of the joint venture agreement, the Company is the operator of the joint venture corporation and will contract with Verified Capital Corp. to be the sub-operator.

     As of June 30, 2009, the joint venture corporation has not yet been formed

NOTE 12. COMMITMENTS

a) On April 3, 2009, the joint venture corporation into an agreement with China Trust to launch the first credit card "VeriSmart(TM) Platinum Visa". Under the terms of the agreement, China Trust will distribute, for pilot, 2,500 co-branded VeriSmart(TM) Platinum Visa Cards linked to a patent-pending Authentication system, VerifyNGo(TM).

b) On April 6, 2009, the Company entered into a services agreement with European hosting and infrastructure provider Prime Interactive S.R.O. Under the terms of the agreement Prime Interactive will be providing the following services to the company: Web and Mobile Application Development; Data Centre infrastructure servicing Europe and located in Slovakia; Marketing access to a legacy worldwide customer base of 130,000; Marketing access to established European Financial Industry.

c) On March 25, 2009, the Company entered into a consulting agreement with Duke Enterprises LLC wherein Duke Enterprises LLC has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 750,000 restricted shares of common stock. The agreement expires on September 25, 2009. On May 19, 2009, the Company issued 750,000 restricted shares of common stock at a fair value of $562,500 to Duke Enterprises LLC for services to be provided over a six month period. As at June 30, 2009, $281,250 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

d) On March 30, 2009, the Company entered into a consulting agreement with New Vision Consulting Corporation wherein New Vision has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares prior to July 31, 2009. The agreement expires on September 30, 2009. On May 19, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $750,000 to New Vision for services to be provided over a six month period. On July 15, 2009, the consulting agreement was terminated due to Vew Vision was unable or unwilling to perform the service. The Company asked for return the issued shares for cancellation

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 12. COMMITMENTS (CONTINUED)

e) On May 1, 2009, the Company entered into a consulting agreement with Gary Madonna wherein Gary Madonna has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 100,000 restricted shares of common stock. The agreement expires on September 30, 2009. On June 1, 2009, the Company issued 100,000 restricted shares of common stock at a fair value of $133,500 to Gary Madonna for services to be provided over a five month period. As at June 30, 2009, $80,100 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

f) On May 28, 2009, the Company entered into an agreement in which the Company will provide gateway services, mobile and internet authentication systems and remittance authentication via VeriSmart serviced debit and credit cards ("VSC Deliverables"). Under the terms of the agreement, the Company will receive a fee ("VSC Fee") for the use of the VSC Deliverables priced at $1.25 per each authentication of all transactions, $10.00 for each VeriSmart card issued and $1.00 for each VeriSmart card loading. Such VSC Fee is payable monthly on the 15th day of each succeeding month for the immediate previous month's sales.

g) On May 30, 2009, the Company entered into an agreement in which the Company will provide mobile and internet authentication systems and remittance authentication and management systems ("VSC Deliverables"). Under the terms of the agreement, the Company will received a fee ("VSC Fee") for the use of the VSC Deliverables priced at $2.50 for each transaction and such fee payable monthly on the 15th day of the succeeding month.

h) On June 1, 2009, the Company entered into a consulting agreement with David Karpa wherein David Karpa has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on November 30, 2009. On June 1, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $50,000 to David Karpa for services to be provided over a six month period. As at June 30, 2009, $41,667 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

i) On June 6, 2009, the Company entered into an agreement in which the Company will provide mobile and internet authentication systems ("VSC Deliverables"). Under the terms of the agreement, the Company will received a fee ("VSC Fee") for the use of the VSC Deliverables priced at $1.00 for each transaction and such fee payable monthly on the 15th day of the succeeding month.

NOTE 13. SUBSEQUENT EVENTS

a) On July 14, 2009, the Company entered into a consulting agreement with Wei Cheng wherein Wei Cheng has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on January 14, 2010. On August 15, 2009, the Company issued 50,000 restricted shares of common stock to Wei Cheng.

b) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Research Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On August 14, 2009, the Company issued 1,000,000 restricted shares of common stock to Cohen.

c) On July 14, 2009, the Company enter into an investment purchase agreement with Black Diamond Investment Group has agreed to purchase 500,000 common shares at $0.5. On August 15, 2009, the Company completed a private placement and issued 500,000 shares of common stock at $0.50 per share for cash proceeds of $250,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended with Chang G. Park, CPA.

ITEM 9A (T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of June 30, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management's report in this annual report.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

                                                              Date First Elected
    Name           Position Held with the Company      Age       or Appointed
    ----           ------------------------------      ---       ------------

Ralph Santos   President, Chief Executive Officer,      40        March 24, 2009
               Chief Financial Officer and Director

Adi Muljo      Director, V.P. - Business Development    66        April 14, 2009

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

RALPH SANTOS - PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Mr. Santos is the COO of VerifySmart and President of VerifyGateway. As a specialist consultant for the implementation of large-scale infrastructure initiatives, Ralph has successfully executed numerous projects for an array of companies in industries such as health care, telecommunications, and software development. His experience has been instrumental to Verify's current corporate development and rapid market growth. Ralph will be responsible for the development of the company's e-commerce business.

ADI MULJO - DIRECTOR AND V.P. - BUSINESS DEVELOPMENT

In addition to his Board position, Mr. Muljo will also assume the key strategic role of Senior Vice President of Business Development in the Asia - Pacific Region.

Between 1971 and 1998, Mr. Muljo held various senior management positions with Indonesia's largest conglomerate, the Astra Group, including General Manager of its Xerox Division and Managing Director of Inter Delta, Indonesia's sole distributor for Kodak products and Canon cameras.

From 1981-1998, Mr. Muljo was responsible for the Baltimore office of The Astra Group and was also in charge of overseeing Astra's North American expansion directed from the Baltimore office, where Mr. Muljo makes his home. In 1998, Mr. Muljo founded the Maryland-based AMG Group, a company promoting two-way trade between North America and several Asian and European countries.

Mr. Muljo holds a BA in Economics and an MBA in Finance

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

                       Number of
                   Transactions Not
                    Number of Late         Reported on a        Failure to File
   Name                Reports              Timely Basis        Requested Forms
   ----                -------              ------------        ---------------

Ralph Santos             1(1)                        1                N/A

Adi Muljo                1(1)                        1                 1

----------
(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement in Changes of Beneficial Ownership.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

     *    our principal executive officer;
     * each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2009 and 2008; and
     * up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                         Change in
                                                                                          Pension
                                                                                         Value and
                                                                        Non-Equity      Nonqualified
 Name and                                                               Incentive         Deferred
 Principal                                       Stock       Option        Plan         Compensation     All Other
 Position          Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------          ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Ralph Santos(1)    2009      Nil        Nil        Nil         Nil           Nil             Nil             Nil           Nil
President, Chief   2008      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
Executive Officer,
Chief Financial
Officer,
Secretary,
Treasurer and
Director

Adi Muljo(2)       2009      Nil        Nil        Nil         Nil           Nil             Nil             Nil           Nil
VP Business        2008      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
Development and
Director

Manly Shore(3)     2009      Nil        Nil        Nil         Nil           Nil             Nil             Nil           Nil
Former President,  2008      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
Chief Executive
Officer, Chief
Financial Officer
and Director

Howard Gelfand(4)  2009      Nil        Nil        Nil         Nil           Nil             Nil             Nil           Nil
Former President,  2008      N/A        N/A        N/A         N/A           N/A             N/A             N/A           N/A
Chief Executive
Officer and Chief
Financial Officer

----------
(1) Ralph Santos was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on March 24, 2009.
(2) Adi Muljo was appointed VP Business Development and Director on April 24, 2009.
(3) Manly Shore was appointed President, Chief Executive Officer, Chief Financial Officer and Director on September 11, 2008 and resigned on March 24, 2009.
(4) Howard Gelfand was appointed President, Chief Executive Officer and Chief Financial Officer on May 31, 2006 and resigned on September 11, 2008.

STOCK OPTIONS/SAR GRANTS

During the period from inception (May 31, 2006) to June 30, 2009, we did not grant any stock options to our executive officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

There were no options exercised during our fiscal year ended June 30, 2009 or June 30, 2008 by any officer or director of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

No equity awards were outstanding as of the year ended June 30, 2009.

COMPENSATION OF DIRECTORS

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to June 30, 2009.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 9, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

                                             Amount and Nature of    Percentage
Name and Address of Beneficial Owner         Beneficial Ownership    of Class(1)
------------------------------------         --------------------    -----------

Ralph Santos, President, Chief Financial            Nil                  Nil
Officer and Director
Fort Legend Towers, Suite 2002 - 3rd
Avenue corner 31st Street E-Square, Fort
Bonifacio Global City, Taguig  Metro
Manila, Philippines

Adi Muljo                                           Nil                  Nil
Director, V.P. - Business Development
Fort Legend Towers, Suite 2002 - 3rd
Avenue corner 31st Street E-Square, Fort
Bonifacio Global City, Taguig  Metro
Manila, Philippines

Directors and officers as a group                   Nil                  Nil

Howard Gelfand
#704 - 990 Beach Avenue
Vancouver, BC                                30,000,000                  57%

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 9, 2009. As of October 9, 2009, there were 52,575,000 shares of our company's common stock issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The promoters of our company are our directors and officers.

DIRECTOR INDEPENDENCE

We currently act with two directors, consisting of Ralph Santos and Adi Muljo. We have determined that we do not have a director that qualifies as an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors act in such capacity. We believe that our directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our directors do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining additional independent directors who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2009 and for fiscal year ended June 30, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

                                                 Year Ended June 30,
                                            2009                 2008
                                           ------               ------
                                             ($)                  ($)

     Audit Fees                            12,000                8,500
     Audit Related Fees                       Nil                  Nil
     Tax Fees                                 Nil                  Nil
     All Other Fees                           Nil                  Nil
                                           ------               ------
     Total                                 12,000                8,500
                                           ======               ======

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K

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

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 10, 2006)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

3.3 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

3.4 Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

(10)       MATERIAL CONTRACTS

10.1 Joint Venture Agreement among Verified Capital Corp., Verified Transactions Corp. and our company dated effective March 25, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

10.2 Amendment Agreement to the Joint Venture Agreement dated May 19, 2009, between our company, Verified Capital Corp. and Verified Transactions Corp. (incorporated by reference from our Current Report on Form 8-K filed on May 22, 2009)

10.3 Consulting Agreement with Duke Enterprises LLC (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.4 Consulting Agreement with New Vision Consulting Corporation (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.5 Consulting Agreement with Wei ("David") Cheng (incorporated by reference from our Current Report on Form 8-K filed on August 20,
           2009)

10.6 Investment Purchase Agreement with Black Diamond Investment Group Corp. (incorporated by reference from our Current Report on Form 8-K filed on August 20, 2009)

10.7 Consulting Agreement with Cohen Independent Research Group (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

(31)       RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1* Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)       SECTION 1350 CERTIFICATIONS

32.1* Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

----------
*  Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VERIFY SMART CORP.
                               (Registrant)


Dated: October 16, 2009      /s/ Ralph Santos
                             ---------------------------------------------------
                             Ralph Santos
                             Chief Executive Officer, Chief Financial
                             Officer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: October 16, 2009      /s/ Ralph Santos
                             ---------------------------------------------------
                             Ralph Santos
                             Chief Executive Officer, Chief Financial
                             Officer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)


Dated: October 16, 2009      /s/ Adi Muljo
                             ---------------------------------------------------
                             Adi Muljo
                             VP Business Development and Director