Form 10-K/A
period 2009-06-30
VERIFY SMART CORP.
filed 2009-11-12
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment no. 1)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.
52,575,000 shares of common stock issued & outstanding as of October 28, 2009

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                TABLE OF CONTENTS

Item 1.      Business........................................................  3

Item 1A.     Risk Factors....................................................  9

Item 1B.     Unresolved Staff Comments....................................... 12

Item 2.      Properties...................................................... 12

Item 3.      Legal Proceedings............................................... 12

Item 4.      Submissions of Matters to a Vote of Security Holders............ 12

Item 5.      Market for Common Equity and Related Stockholder Matters........ 12

Item 6.      Selected Financial Data......................................... 14

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 14

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...... 20

Item 8.      Financial Statements and Supplementary Data..................... 20

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 35

Item 9A (T). Controls and Procedures......................................... 35

Item 9B.     Other Information............................................... 36

Item 10.     Directors, Executive Officers and Corporate Governance.......... 36

Item 11.     Executive Compensation.......................................... 39

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters...................... 40

Item 13.     Certain Relationships and Related Transactions, and
             Director Independence........................................... 42

Item 14.     Principal Accountants Fees and Services......................... 42

Item 15.     Exhibits, Financial Statement Schedules......................... 43

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

On March 25, 2009, we entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention. Upon the satisfaction of customary closing conditions, we will earn a 70% interest in the joint venture.

We were required to contribute $2,000,000 by May 1, 2009, of which $250,000 will be paid to Verified Transactions Corp. as a license fee. Until such time as we have raised the $2,000,000, we will not be entitled to receive any revenue from the joint venture corporation. We were further required to contribute $3,000,000 to the joint venture by July 1, 2009, of which $500,000 will be paid to Verified Transactions Corp. as a license fee. As of the date of this report, we have not yet contributed the $2,000,000 owed to the joint venture. A joint venture corporation has not been formed, and as per the joint venture agreement we are the operator of the joint venture corporation. We have contracted the operator rights to Verified Capital Corp. as the sub-operator.

By amendment agreement of May 19, 2009, the Companies have agreed to a mutual understanding and agreement that the Joint Venture has been satisfactorily performed by our company and that we have performed the required financial obligations of Section 5.01 through both fund raising and joint venture cost sharing and accordingly, VSC's obligations of Section 5.01 are fully satisfied, the Joint Venture agreement is in full force and effect in good standing and VSC's revenue sharing right to 70% of the Joint Venture's revenue commences the date of the amendment agreement.

Pursuant to the joint venture agreement, Verified Transactions Corp. has provided to the joint venture an exclusive world-wide license to use, sell and sub-license its internet security software and all other internet business of such nature and including all future development of such business.

The term of the license is for a period of 25 years with an option to renew for an additional 25 years for a payment of $5,000,000. In consideration for the granting of the license, Verified Transactions Corp. will receive the license fees disclosed above, 10% of the revenue of the joint venture to a maximum of $1,250,000 and a 3% royalty on the gross revenue of the joint venture.

We have the right to acquire all of Verified Capital Corp.'s interest in the joint venture and all of Verified Transactions Corp.'s interest in the joint venture , excluding the royalty as set out in the joint venture agreement, at market value at the earlier of the joint venture generating $100 million in aggregate revenue per year with a minimum net margin of 25% or 5 years. Market value shall be determined by an agreed valuator or, failing agreement, we may hire a top-five chartered accountancy firm to prepare a market value report and, absent material error of standard calculation, such report shall be final.

Pursuant to the terms of the joint venture agreement, we have agreed to permit and have the right to tender to all shareholders and creditors of each of Verified Capital Corp. and Verified Transactions Corp. to convert their debts and shares into shares of our company on a one for one basis subject to our company raising the $2,000,000 (as set out above) and the joint venture earning gross cash flow of not less than $100,000 per week.

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

On March 30, 2009, we entered into a consulting agreement with New Vision Consulting Corporation, wherein New Vision has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 1,000,000 restricted common shares of our company. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares of our company. 1,000,000 shares of common stock were issued on May 19, 2009. The New Vision consulting agreement expires on September 30, 2009. On July 15, 2009, this consulting agreement was terminated.

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

On July 14, 2009, we entered into an investment purchase agreement with Black Diamond Investment Group Corp. wherein Black Diamond had agreed to purchase 500,000 common shares in consideration of the payment of $0.50 per share for an aggregate purchase price of $250,000. We issued the 500,000 common shares on August 15, 2009. These shares were issued in error. The Black Diamond agreement was with VerifySmart Corp. (BVI), a private company, and the above shares are being returned to treasury for cancellation and the correct share issuance will take place from the private company.

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

On April 3, 2009, we entered into an agreement with China Trust to launch our first credit card "VeriSmart(TM) Platinum Visa".

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

OUR PRODUCTS / SERVICES

Through our interest in the joint venture, we currently offer or intend to offer the following four product lines consisting of (i) VerifyNGo, (ii) VerifyGateway, (iii) VerifyTransfer and (iv) VeriSmart Card.

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

A typical VerifyNGo process occurs in the following way:

The process starts when a user performs an action which contains a certain security constraint (i.e. online purchase, website login). Once the user performs an action that contains a security constraint, a VerifyNGO authentication is triggered sending a message to the user's mobile phone or PDA. The message options include:

     *    Phone call
     *    SMS detailing the action
     *    One time password via SMS
     *    WAP Push, opening a mobile web page

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

ITEM 2. PROPERTIES

We do not own any real property. Our principal business offices are located at

Fort Legends Tower, Suite 2002 - 3rd Avenue, Corner 31st Street E. Square Form Bonifacio Global City, Taguig Metro Manila, Philippines. We lease our office space at a cost of $7,100 per month (or Php 342,000 pesos per month). We believe that our current lease arrangements provide adequate space for our foreseeable future needs.

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
                 December 31, 2008          N/A            N/A

                   National Association of Securities Dealers
                               OTC Bulletin Board

                   Quarter Ended           High           Low
                   -------------           ----           ---
                 September 30, 2008         N/A            N/A
                 June 30, 2008              N/A            N/A
                 March 31, 2008             N/A            N/A

On October 2, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $1.011.

As of October 28, 2009, there were 35 holders of record of our common stock. As of such date, 52,575,000 common shares were issued and outstanding.

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

Not accounting for our working capital of $378,711 as of June 30, 2009, we require additional funds of approximately $500,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any research and development costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended June 30, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until March 2010. As we had cash in the amount of $9,733 and a working capital in the amount of $378,711 as of June 30, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing. Our success or failure will be determined by what we find under the ground.

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

Our operating results for the years ended June 30, 2009 and 2008 are summarized as follows:

                                               Year Ended June 30,
                                            2009               2008
                                          ---------          ---------
         Revenue                          $     Nil          $     Nil
         Operating Expenses               $ 493,069          $  14,502
         Net Loss                         $(494,853)         $ (14,502)

REVENUES

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

OPERATING EXPENSES

Our operating expenses for the year ended June 30, 2009 and June 30, 2008 are outlined in the table below:

                                               Year Ended June 30,
                                            2009               2008
                                          ---------          ---------

         General and administrative       $ 16,911           $  6,002
         Consulting Expense               $449,423           $    Nil
         Professional Fees                $ 26,735           $  8,500

The increase in operating expenses for the year ended June, 2009, compared to the same period in fiscal 2008, was mainly due to an increase in consulting expenses, office rent expense and professional fees.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                              At                 At
                                           June 30,           June 30,
                                             2009               2008
                                          ---------          ---------

Current assets                            $ 423,376          $  21,231
Current liabilities                          44,665                163
                                          ---------          ---------
Working capital                           $ 378,711          $  21,068
                                          =========          =========

CASH FLOWS

                                                        Year Ended June 30,
                                                     2009               2008
                                                   --------           --------

Net Cash Used in Operating Activities              $(46,191)          $(13,339)
Net Cash Used in Investing Activities               (10,626)               Nil
Net Cash Provided by Financing Activities            47,319                Nil
                                                   --------           --------
Net increase (decrease) in cash during period      $ (9,498)          $(13,339)
                                                   ========           ========

OPERATING ACTIVITIES

Net cash used in operating activities during the year ended June 30, 2009, was $46,191 compared to $13,339 during the year ended June 30, 2008, increasing $32,852, due to increase the expenditure in professional fee and office rent expense.

INVESTING ACTIVITIES

Net cash used in investing activities during year ended June 30, 2009 was $10,626, due to the payment of two months office rent deposit

We did not have any investing activities during the years ended June 30, 2008.

FINANCING ACTIVITIES

During the year ended June 30, 2009, we received a loan in the amount of $35,947 and raised proceeds of $11,372.

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

The following audited financial statements are filed as part of this annual report:

     Independent Auditor's Report, dated October 9, 2009 (except as to Notes 1, 3, 9, 12, 13,14 and 15 which are as of November 2, 2009)

     Audited Balance Sheets as of June 30 2009.

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



/s/ Chang Park
--------------------------
CHANG G. PARK, CPA

October 9, 2009
(except as to Notes 1, 3, 9, 12, 13, 14 and 15 which are as of November 2, 2009) San Diego, CA. 92108



        Member of the California Society of Certified Public Accountants
          Registered with the Public Company Accounting Oversight Board

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Balance Sheets

                                                                               As of                As of
                                                                              June 30,             June 30,
                                                                                2009                 2008
                                                                             ----------           ----------
ASSETS

Current Assets
  Cash                                                                       $    9,733           $   19,231
  Prepaid expense                                                               413,643                2,000
                                                                             ----------           ----------
Total Current Assets                                                            423,376               21,231
                                                                             ----------           ----------
Other Assets
  Deposit                                                                        10,626                   --
                                                                             ----------           ----------
Total Other Assets                                                               10,626                   --

Total Assets                                                                 $  434,002           $   21,231
                                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                           $    8,718           $      163
  Loan payable (Note 4)                                                          35,947                   --
                                                                             ----------           ----------
Total Current Liabilities                                                        44,665                  163
                                                                             ----------           ----------

Total Liabilities                                                                44,665                  163
                                                                             ----------           ----------

Non-controlling Interest                                                             --                   --

Contingencies and Commitments (Notes 1 and 12)

Stockholders' Equity
  Common Stock, $0.001 par value, 250,000,000 shares authorized;
   61,025,000 shares issued and outstanding as of June 30, 2009
   and 60,000,000 shares issued and outstanding as of June 30, 2008              61,025               60,000
  Discount of Common Stock                                                           --              (10,000)
  Additional Paid-in Capital                                                    852,097                   --
  Deficit Accumulated During the Development Stage                             (523,785)             (28,932)
                                                                             ----------           ----------
Total Stockholders' Equity                                                      389,337               21,068
                                                                             ----------           ----------

Total Liabilities and Stockholders' Equity                                   $  434,002           $   21,231
                                                                             ==========           ==========


    The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Statements of Operations

                                                                                              May 31, 2006
                                                                                              (Inception)
                                                 Year Ended             Year Ended              through
                                                  June 30,               June 30,               June 30,
                                                    2009                   2008                   2009
                                                ------------           ------------           ------------
REVENUES
  Revenues                                      $         --           $         --           $         --
                                                ------------           ------------           ------------
Total Revenues                                            --                     --                     --
                                                ------------           ------------           ------------

OPERATION EXPENSE
  General & administrative expenses                   16,911                  6,002                 29,143
  Consulting Expense                                 449,423                     --                449,423
  Professional fees                                   26,735                  8,500                 43,435
                                                ------------           ------------           ------------

Total operation expenses                             493,069                 14,502                522,001
                                                ------------           ------------           ------------

Loss from operations                                (493,069)               (14,502)              (522,001)

Exchange loss                                         (1,784)                    --                 (1,784)
                                                ------------           ------------           ------------

Net Loss                                        $   (494,853)          $    (14,502)          $   (523,785)
                                                ============           ============           ============

Net Loss Per Share - Basic and Diluted          $      (0.01)          $      (0.00)
                                                ============           ============

Weighted Average Shares Outstanding               60,252,041             60,000,000
                                                ============           ============


    The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity

                                                                                              Deficit
                                                                                            Accumulated
                                                      Common Stock          Additional      During the
                                                                 Par         Paid-in        Development
                                                   Shares       Value        Capital           Stage          Total
                                                   ------       -----        -------           -----          -----
                                                     #            $             $                $              $
Balance -  May 31, 2006 (Date of Inception)              --         --             --               --             --

Stock issued for cash on May 31, 2006 at
$0.0003 per share                                30,000,000     30,000        (20,000)              --         10,000

Net loss for the period                                  --         --             --             (430)          (430)
                                                 ----------    -------       --------        ---------      ---------
Balance - June 30, 2006                          30,000,000     30,000        (20,000)            (430)         9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share                             30,000,000     30,000         10,000               --         40,000

Net loss for the year                                    --         --             --          (14,000)       (14,000)
                                                 ----------    -------       --------        ---------      ---------
Balance - June 30, 2007                          60,000,000     60,000        (10,000)         (14,430)        35,570

Net loss for the year                                    --         --             --          (14,502)       (14,502)
                                                 ----------    -------       --------        ---------      ---------
Balance - June 30, 2008                          60,000,000     60,000        (10,000)         (28,932)        21,068

Stock issued for consulting services              1,015,000      1,015        850,735               --        851,750

Stock issued for cash on May 27, 2009 at
$1.25 per share, net of share issuance costs         10,000         10         11,362               --         11,372

Net loss for the year                                    --         --             --         (494,853)      (494,853)
                                                 ----------    -------       --------        ---------      ---------

Balance - June 30, 2009                          61,025,000     61,025        852,097         (523,785)       389,337
                                                 ==========    =======       ========        =========      =========


    The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Statements of Cash Flows

                                                                                             May 31, 2006
                                                                                             (Inception)
                                                      Year Ended          Year Ended           through
                                                       June 30,            June 30,            June 30,
                                                         2009                2008                2009
                                                       ---------           ---------           ---------
Operating Activities
  Net loss                                             $(494,853)          $ (14,502)          $(523,785)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock-based compensation                            448,733                  --             448,733
  Changes in operating assets and liabilities:
     Prepaid expense and deposits                         (8,626)              1,000             (10,626)
     Accounts payable                                      8,555                 163               8,718
                                                       ---------           ---------           ---------

Net Cash Used in Operating Activities                    (46,191)            (13,339)            (76,960)
                                                       ---------           ---------           ---------
Investing Activities
  Deposit increase                                       (10,626)                 --             (10,626)
                                                       ---------           ---------           ---------

Net Cash Used in Investment Activities                   (10,626)                 --             (10,626)
                                                       ---------           ---------           ---------
Financing Activities
  Issuance of common stock                                12,500                  --              62,500
  Share issuance costs                                    (1,128)                 --              (1,128)
  Proceeds from loan payable                              35,947                  --              35,947
                                                       ---------           ---------           ---------

Net Cash Provided by Financing Activities                 47,319                  --              97,319
                                                       ---------           ---------           ---------

(Decrease) Increase in Cash                               (9,498)            (13,339)              9,733

Cash - Beginning of Period                                19,231              32,570                  --
                                                       ---------           ---------           ---------

Cash - End of Period                                   $   9,733           $  19,231           $   9,733
                                                       =========           =========           =========

Supplemental Disclosures of Cash Flow Information

Cash paid during the year for:
  Interest                                             $      --           $      --           $      --
  Income Taxes                                         $      --           $      --           $      --

Non-Cash investing and financing activities
  Common Stock  issued for service                     $ 851,750           $      --           $ 851,750


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

Effective March 19, 2009, the Company changed the name from Treasure Explorations Inc. to Verify Smart Corp.

Effective this quarter, the Company implemented SFAS No. 165, "SUBSEQUENT EVENTS" ("SFAS 165"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company's financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through November 2, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events, other than as disclosed in Note 13.

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to June 30, 2009 and generated a net loss of $523,785. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $9,733 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. LOAN PAYABLE

During the year ended June 30, 2009, the Company received a loan from an unrelated party in the amount of $35,947.

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

NOTE 7. INCOME TAXES

                                                             As of June 30, 2009
                                                             -------------------
     Deferred tax assets:
       Net operating tax carryforwards                           $ 75,052
       Tax rate                                                        34%

     Gross deferred tax assets                                     25,518
     Valuation allowance                                          (25,518)
                                                                 --------
     Net deferred tax assets                                     $      0
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

NOTE 8. NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carryforwards of approximately $75,052. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

On March 25, 2009, the Company issued 750,000 shares of common stock at a fair value of $0.75 per share, amounting $562,500, pursuant to a consulting agreement.

On March 30, 2009, the Company issued 100,000 shares of common stock at a fair value of $0.75 per share, amounting $75,000, pursuant to a consulting agreement.

On April 9, 2009, the Company issued 15,000 shares of common stock at a fair value of $2.05 per share, amounting $30,750, pursuant to a consulting agreement.

On May 1, 2009, the Company issued 100,000 shares of common stock at a fair value of $1.34 per share, amounting $134,000, pursuant to a consulting agreement.

On May 27, 2009, the Company issued 10,000 shares of common stock at $1.25 per share for cash proceeds of $12,500. The Company paid finders' fee of $1,128 (Cdn$1,250) in connection with the private placement.

On June 1, 2009, the Company issued 50,000 shares of common stock at a fair vale $1 per share, amounting $50,000, pursuant to a consulting agreement.

As of June 30, 2009 the Company had 61,025,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009: Common stock, $ 0.001 par value:
250,000,000 shares authorized; 61,025,000 shares issued and outstanding.

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

    As of June 30, 2009, the joint venture corporation has not yet been formed.

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 12. COMMITMENTS

a) On March 25, 2009, the Company entered into a consulting agreement with Duke Enterprises LLC wherein Duke Enterprises LLC has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 750,000 restricted shares of common stock. The agreement expires on September 25, 2009. On May 19, 2009, the Company issued 750,000 restricted shares of common stock at a fair value of $562,500 to Duke Enterprises LLC for services to be provided over a six month period. As at June 30, 2009, $281,250 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

b) On March 30, 2009, the Company entered into a consulting agreement with New Vision Consulting Corporation wherein New Vision has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares prior to July 31, 2009. The agreement expires on September 30, 2009. On May 19, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $750,000 to New Vision for services to be provided over a six month period. On July 15, 2009, the consulting agreement was terminated due to New Vision was unable or unwilling to perform the service. The Company asked for return the issued shares for cancellation

c) On April 9, 2009, the Company entered into a consulting agreement with Roy Gould wherein Roy Gould has agreed to provide certain consulting service to the Company. As compensation under the agreement, the Company agreed to issue 15,000 shares of common stock, which market value is $30,750. The services were provide during April 2009, As of June 30, 2009, $30,750 is including in consulting expense.

d) On May 1, 2009, the Company entered into a consulting agreement with Gary Madonna wherein Gary Madonna has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 100,000 restricted shares of common stock. The agreement expires on September 30, 2009. On June 1, 2009, the Company issued 100,000 restricted shares of common stock at a fair value of $133,500 to Gary Madonna for services to be provided over a five month period. As at June 30, 2009, $80,100 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

e) On June 1, 2009, the Company entered into a consulting agreement with David Karpa wherein David Karpa has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on November 30, 2009. On June 1, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $50,000 to David Karpa for services to be provided over a six month period. As at June 30, 2009, $41,667 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

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

c) On August 15, 2009, the Company completed a private placement and issued 500,000 shares of common stock to Black Diamond Investment Group ("Black Diamond") at $0.50 per share for cash proceeds of $250,000. The consulting agreement was entered between Black Diamond and Verifysmart Corp, a private company located in British Virgin Island. Accordingly, these shares were issued in error. The shares are being returned to treasury for cancellation and the correct share issuance will take place from the private.

Verify Smart Corp.
(Formerly Treasure Explorations Inc.)
(A Development Stage Company)
Notes to the Financial Statements

NOTE 14. LEASE COMMITMENT

The Company entered in to a five year office lease agreement effective May 1, 2009. Under the terms of the lease, the Company is required to make payments of approximately $7,100 per month (342,000 Philippine pesos) for rent and operating costs. Future minimum payments are as follows:

                     2010                $ 84,767
                     2011                  84,767
                     2012                  88,040
                     2013                  91,774
                     2014                  95,694
                                        ---------
                                        $ 445,042
                                        =========

NOTE 15. RESTATEMENT

The accompanying audited financial statements as of June 30, 2009, along with the Report of Independent Registered Public Accounting Firm dated October 9, 2009 have been restated as of November 2, 2009.

The financials have been revised to properly account for the effect of stock issuance of consulting service and the recognition of rent deposits and expenses. The restatement of balance sheet includes 115,000 shares issued for consulting service valued $105,750, which increase the Common Stock $115 and Additional Paid-in Capital $105,635. The restatement of balance sheet also includes prepaid rent $10,626 and deposits of $10,626, and additional accounts payable of $2,389 and loan payable $33,751. The restatement of statement of operations includes consulting expense $105,750, additional rent expense of $14,266 and foreign exchange loss $622. .

The following is a summary of the effect of the restatement of Balance Sheet and Statement of Operations:

BALANCE SHEETS

                                                                                      June 30, 2009
                                                                       --------------------------------------------
                                                                       Original        Restatement       Difference
                                                                       --------        -----------       ----------
ASSETS

Current Assets
  Cash                                                                 $   9,733        $   9,733        $      --
  Prepaid expense                                                        403,017          413,643           10,626
                                                                       ---------        ---------        ---------
Total Current Assets                                                     412,750          423,376           10,626
                                                                       ---------        ---------        ---------
Other Assets
  Deposit                                                                     --           10,626           10,626
                                                                       ---------        ---------        ---------
Total Other Assets                                                            --           10,626           10,626
                                                                       ---------        ---------        ---------

Total Assets                                                           $ 412,750        $ 434,002        $  21,252
                                                                       =========        =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                     $   6,329        $   8,718        $   2,389
  Loan payable                                                             2,196           35,947           33,751
                                                                       ---------        ---------        ---------
Total Current Liabilities                                                  8,525           44,665           36,140
                                                                       ---------        ---------        ---------

Total Liabilities                                                          8,525           44,665           36,140
                                                                       ---------        ---------        ---------

Non-controlling Interest                                                      --               --               --

Contingencies and Commitments

Stockholders' Equity
  Common Stock, $0.001 par value, 250,000,000 shares authorized;
   61,025,000 shares issued and outstanding as of June 30, 2009
   and 60,000,000 shares issued and outstanding as of June 30, 2008       60,910           61,025              115
  Discount of Common Stock                                                    --               --
  Additional Paid-in Capital                                             746,462          852,097          105,635
  Deficit Accumulated During the Development Stage                      (403,147)        (523,785)        (120,638)
                                                                       ---------        ---------        ---------
Total Stockholders' Equity                                               404,225          389,337          (14,888)
                                                                       ---------        ---------        ---------

Total Liabilities and Stockholders' Equity                             $ 412,750        $ 434,002        $  21,252
                                                                       =========        =========        =========

STATEMENT OF OPERATIONS

                                                             Year Ended June 30, 2009
                                            ----------------------------------------------------------
                                              Original               Restated             Differences
                                            ------------           ------------           ------------
REVENUES
  Revenues                                  $         --           $         --           $         --
                                            ------------           ------------           ------------
Total Revenues                                        --                     --                     --
                                            ------------           ------------           ------------
Operation Expense
  General & administrative expenses                2,645                 16,911                 14,266
  Consulting Expense                             343,673                449,423                105,750
  Professional fees                               26,735                 26,735                     --
                                            ------------           ------------           ------------
Total operation expenses                         373,053                493,069                120,016
                                            ------------           ------------           ------------

Loss from operations                            (373,053)              (493,069)              (120,016)

Exchange loss                                     (1,162)                (1,784)                  (622)
                                            ------------           ------------           ------------

Net Loss                                    $   (374,215)          $   (494,853)          $   (120,638)
                                            ============           ============           ============

Net Loss Per Share - Basic and Diluted      $      (0.01)          $      (0.01)
                                            ============           ============

Weighted Average Shares Outstanding           60,222,192             60,252,041
                                            ============           ============


                                                  May 31, 2006 (Inception) through June 30, 2009
                                            ----------------------------------------------------------
                                              Original               Restated             Differences
                                            ------------           ------------           ------------
REVENUES
  Revenues                                  $         --           $         --           $         --
                                            ------------           ------------           ------------
Total Revenues                                        --                     --                     --
                                            ------------           ------------           ------------
Operation Expense
  General & administrative expenses               14,877                 29,143                 14,266
  Consulting Expense                             343,673                449,423                105,750
  Professional fees                               43,435                 43,435                     --
                                            ------------           ------------           ------------
Total operation expenses                         401,985                522,001                120,016
                                            ------------           ------------           ------------

Loss from operations                            (401,985)              (522,001)              (120,016)

Exchange loss                                     (1,162)               ((1,784)                  (622)
                                            ------------           ------------           ------------

Net Loss                                    $   (403,147)          $   (523,785)          $   (120,638)
                                            ============           ============           ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended with Chang G. Park, CPA.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Adi Muljo      Director, V.P. - Business Development    66      April 7, 2009

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

----------
(1) Ralph Santos was appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on March 24, 2009.
(2)  Adi Muljo was appointed VP Business Development and Director on April 7,
     2009.
(3) Manly Shore was appointed President, Chief Executive Officer, Chief Financial Officer and Director on September 11, 2008 and resigned on March 24, 2009.
(4) Howard Gelfand was appointed President, Chief Executive Officer and Chief Financial Officer on May 31, 2006 and resigned on September 11, 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 28, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Directors and officers as a group                   Nil                  Nil

Executor Capital Inc.                         3,500,000                   6%
60 Market Square
Belize City, Belize

Medford Financial Ltd.                        4,600,000                   9%
60 Market Square
Belize City, Belize

Sierra Growth Inc.                            4,200,000                   8%
Henville Building
Charlestown, Nevis

Strand Group Ltd.                             3,900,000                   7%
Henville Building
Charlestown, Nevis

Stonehurst Limited                            3,800,000                   7%
Suite 13 Oliaja Trade Centre
Fracis Rachel Street
Victoria, Seychelles

----------
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 28, 2009. As of October 28, 2009, there were 52,575,000 shares of our company's common stock issued and outstanding.

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

                                                 Year Ended June 30,
                                            2009                 2008
                                           ------               ------
                                             ($)                  ($)

     Audit Fees                            10,000                8,500
     Audit Related Fees                       Nil                  Nil
     Tax Fees                                 Nil                  Nil
     All Other Fees                           Nil                  Nil
                                           ------               ------
     Total                                 10,000                8,500
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

Exhibit
Number                              Description
------                              -----------

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

                             VERIFY SMART CORP.
                               (Registrant)


Dated: November 12, 2009     /s/ Ralph Santos
                             ---------------------------------------------------
                             Ralph Santos
                             Chief Executive Officer, Chief Financial
                             Officer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: November 12, 2009     /s/ Ralph Santos
                             ---------------------------------------------------
                             Ralph Santos
                             Chief Executive Officer, Chief Financial
                             Officer and Director
                             (Principal Executive Officer, Principal
                             Financial Officer and Principal Accounting Officer)


Dated: November 12, 2009     /s/ Adi Muljo
                             ---------------------------------------------------
                             Adi Muljo
                             VP Business Development and Director