Form 10-Q
period 2009-09-30
VERIFY SMART CORP.
filed 2009-11-16
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2009

                                       or

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

52,075,000 common shares issued and outstanding as of November 3, 2009

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2009, and our results of operations, and our cash flows for the three month period ended September 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

Verify Smart Corp.
(A Development Stage Company)
Balance Sheets

                                                                           As of                As of
                                                                       September 30,           June 30,
                                                                           2009                  2009
                                                                        -----------           -----------
                                                                        (unaudited)
ASSETS

Current Assets
  Cash                                                                  $     9,733           $     9,733
  Prepaid expense                                                           229,167               413,643
                                                                        -----------           -----------
Total Current Assets                                                        238,900               423,376
                                                                        -----------           -----------
Other Assets
  Prepaid expense-long term                                                 185,937                    --
  Deposit                                                                    10,776                10,626
                                                                        -----------           -----------
Total Other Assets                                                          196,713                10,626
                                                                        -----------           -----------

Total Assets                                                                435,613               434,002
                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                      $    64,558           $     8,718
  Loan payable (Note 4)                                                      58,916                35,947
                                                                        -----------           -----------
Total Current Liabilities                                                   123,474                44,665
                                                                        -----------           -----------

Total Liabilities                                                           123,474                44,665
                                                                        -----------           -----------

Contingencies and Commitments (Notes 1 and 12)

Stockholders' Equity
  Common Stock, $0.001 par value, 250,000,000 shares authorized;
   62,075,000 shares issued and outstanding as of September 30, 2009
   and 61,025,000 shares issued and outstanding as of June 30, 2009          62,075                61,025
  Discount of Common Stock                                                       --                    --
  Additional Paid-in Capital                                              1,302,547               852,097
  Deficit Accumulated During the Development Stage                       (1,052,483)             (523,785)
                                                                        -----------           -----------
Total Stockholders' Equity                                                  312,139               389,337
                                                                        -----------           -----------

Total Liabilities and Stockholders' Equity                              $   435,613           $   434,002
                                                                        ===========           ===========


    The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(A Development Stage Company)
Statements of Operations
(unaudited)

                                                                                              May 31, 2006
                                                Three moths            Three moths            (Inception)
                                                   Ended                  Ended                 through
                                                September 30,          September 30,          September 30,
                                                    2009                   2008                   2009
                                                ------------           ------------           ------------
REVENUES
  Revenues                                      $         --           $         --           $         --
                                                ------------           ------------           ------------
Total Revenues                                            --                     --                     --
                                                ------------           ------------           ------------
Operation Expense
  General & administrative expenses                   31,180                    461                 60,323
  Consulting expense                                 476,496                     --                925,919
  Professional fees                                   17,831                  4,000                 61,266
                                                ------------           ------------           ------------
Total operation expenses                             525,507                  4,461              1,047,508
                                                ------------           ------------           ------------

Loss from operations                                (525,507)                (4,461)            (1,047,508)

Exchange loss                                         (3,191)                    --                 (4,975)
                                                ------------           ------------           ------------

Net Loss                                        $   (528,698)          $     (4,461)          $ (1,052,483)
                                                ============           ============           ============

Net Loss Per Share - Basic and Diluted          $      (0.01)          $      (0.00)
                                                ============           ============

Weighted Average Shares Outstanding               61,578,261             60,000,000
                                                ============           ============


    The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                      Common Stock          Additional      During the
                                                                 Par         Paid-in        Development
                                                   Shares       Value        Capital           Stage          Total
                                                   ------       -----        -------           -----          -----
                                                     #            $             $                $              $
Balance -  May 31, 2006 (Date of Inception)              --         --               --             --             --

Stock issued for cash on May 31, 2006 at
$0.0003 per share                                30,000,000     30,000          (20,000)            --         10,000

Net loss for the period                                  --         --               --           (430)          (430)
                                                 ----------    -------       ----------    -----------     ----------
Balance - June 30, 2006                          30,000,000     30,000          (20,000)          (430)         9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share                             30,000,000     30,000           10,000             --         40,000

Net loss for the year                                    --         --               --        (14,000)       (14,000)
                                                 ----------    -------       ----------    -----------     ----------
Balance - June 30, 2007                          60,000,000     60,000          (10,000)       (14,430)        35,570

Net loss for the year                                    --         --               --        (14,502)       (14,502)
                                                 ----------    -------       ----------    -----------     ----------
Balance - June 30, 2008                          60,000,000     60,000          (10,000)       (28,932)        21,068

Stock issued for consulting services              1,015,000      1,015          850,735             --        851,750

Stock issued for cash on May 27, 2009 at
$1.25 per share, net of share issuance costs         10,000         10           11,362             --         11,372

Net loss for the year                                    --         --               --       (494,853)      (494,853)
                                                 ----------    -------       ----------    -----------     ----------
Balance - June 30, 2009                          61,025,000     61,025          852,097       (523,785)       389,337

Stock issued for consulting services              1,050,000      1,050          450,450             --        451,500

Net loss for the year                                    --         --               --       (528,698)      (528,698)
                                                 ----------    -------       ----------    -----------     ----------

Balance - September 30, 2009                     62,075,000     62,075        1,302,547     (1,052,483)       312,139
                                                 ==========    =======       ==========    ===========     ==========


    The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

                                                             For the               For the             May 31, 2006
                                                           Three Month           Three Month           (Inception)
                                                              Ended                 Ended               through to
                                                           September 30,         September 30,         September 30,
                                                               2009                  2008                  2009
                                                           -----------           -----------           -----------
Operating Activities
  Net loss                                                 $  (528,698)          $    (4,461)          $(1,052,483)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Foreign exchange gain                                        (150)                   --
     Stock-based compensation                                  439,412                    --               888,144
  Changes in operating assets and liabilities:
     Prepaid expense                                            10,626                 2,000                    --
     Accounts payable                                           55,841                 1,837                64,558
                                                           -----------           -----------           -----------

Net Cash Used in Operating Activities                          (22,969)                 (624)              (99,779)
                                                           -----------           -----------           -----------
Investing Activities
  Deposit decrease                                                  --                    --               (10,776)
                                                           -----------           -----------           -----------

Net Cash Used in Investment Activities                              --                    --               (10,776)
                                                           -----------           -----------           -----------
Financing Activities
  Issuance of common stock                                          --                    --                62,500
  Share issuance costs                                              --                    --                (1,128)
  Proceeds from loan payable                                    22,969                    --                58,916
                                                           -----------           -----------           -----------

Net Cash Provided by Financing Activities                       22,969                    --               120,288
                                                           -----------           -----------           -----------

(Decrease) Increase in Cash                                         --                  (624)                9,733

Cash - Beginning of Period                                       9,733                19,231                    --
                                                           -----------           -----------           -----------

Cash - End of Period                                       $     9,733           $    18,607           $     9,733
                                                           ===========           ===========           ===========

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
  Interest                                                 $        --           $        --           $        --
  Income Taxes                                             $        --           $        --           $        --

Non-Cash investing and financing activities
  Common stock issued for services                         $   451,500           $        --           $ 1,303,250


    The Accompanying Notes are an Integral Part of These Financial Statements

Verify Smart Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Verify Smart Corp. (the "Company")) was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties. Effective March 25, 2009, the Company entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention (Note 11).

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net loss per share in accordance with ASC 260 EARNINGS PER SHARE which requires presentation of both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

CASH EQUIVALENTS

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

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

INCOME TAXES

Income taxes are provided in accordance with ASC 740 ACCOUNTING FOR INCOME TAXES. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Verify Smart Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 2. SUMMARY OF SIGINIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, FASB issued ASC 855, SUBSEQUENT EVENTS, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial statements. Refer to Note 13.

In June 2009, the FASB issued guidance now codified as ASC 105, GENERALLY ACCEPTED ACCOUNTING PRINCIPLES as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to September 30, 2009 and generated a net loss of $1,052,483. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $9,733 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. LOAN PAYABLE

At September 30, 2009, the Company owes $58,916 (June 30, 2009 -$35,947) loans from an unrelated party.

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

Verify Smart Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 7. INCOME TAXES

                                                        As of September 30, 2009
                                                        ------------------------
     Deferred tax assets:
       Net operating tax carryforwards                          $ 147,045
       Tax rate                                                        34%
       Gross deferred tax assets                                   49,995
       Valuation allowance                                        (49,995)
                                                                ---------
     Net deferred tax assets                                    $       0
                                                                =========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforwards of approximately $147,045. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

NOTE 9. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC 718, Compensation - STOCK COMPENSATION. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

On July 14, 2009, the Company enter a consulting service agreement and issued 50,000 shares of restricted common stock at a fair vale $0.53 per share, amounting $26,500 as compensation.

On August 15, 2009, the Company completed a private placement and issued 500,000 shares of common stock to Black Diamond Investment Group ("Black Diamond") at $0.50 per share for cash proceeds of $250,000. The consulting agreement was entered between Black Diamond and Verifysmart Corp, a private company located in British Virgin Island. Accordingly, these shares were issued in error. The shares are being returned to treasury for cancellation and the correct share issuance will take place from the private. The Company has treated the shares as unissued.

Verify Smart Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

On August 14, 2009, the Company enter a consulting service agreement and issued 1,000,000 shares of common stock at a fair vale $0.425 per share, amounting $425,000 as compensation.

As of September 30, 2009 the Company had 62,075,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2009: Common stock, $ 0.001 par value:
250,000,000 shares authorized; 62,075,000 shares issued and outstanding.

NOTE 11. JOINT VENTURE AGREEMENT

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

As of September 30, 2009, the joint venture corporation has not yet been formed.

NOTE 12. COMMITMENTS

a) On March 30, 2009, the Company entered into a consulting agreement with New Vision Consulting Corporation wherein New Vision has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares prior to July 31, 2009. The agreement expires on September 30, 2009. On May 19, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $750,000 to New Vision for services to be provided over a six month period. On July 15, 2009, the consulting agreement was terminated as New Vision was unable or unwilling to perform the services. The Company asked for return the issued shares for cancellation (Note 13(a)).
b) On June 1, 2009, the Company entered into a consulting agreement with David Karpa wherein David Karpa has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on November 30, 2009. On June 1, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $50,000 to David Karpa for services to be provided over a six month period. As at September 30, 2009, $16,667 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.
c) On July 14, 2009, the Company entered into a consulting agreement with Wei Cheng wherein Wei Cheng has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on January 14, 2010. On August 15, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $26,500 to Wei Cheng for agreeing to enter into this agreement. The Company shall also provide Cheng 50,000 shares of common stock, released in increments of 12,500 shares at the end of each 60 day period, commencement upon the agreement date. At September 30, 2009, the Company recorded $22,083 payable .

Verify Smart Corp.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 12. COMMITMENTS (continued)

d) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at September 30, 2009, $212,500 is included in prepaid expenses-short-term and $185,937 in prepaid expense-long-term and will be recognized over the remaining term of the consulting agreement.
e) On September 22, 2009, the Company entered into a compensation agreement with AMG Group Inc. ("AMG') wherein AMG has agreed to provide certain consulting services to the company. The agreement expires on September 22, 2011.

     In consideration of the consulting services provided by AMG, the Company hereby agrees to pay AMG the compensation as follows:

     i) asset acquisition, merger, or other value acquisition or disposition (the "Event") - the Company will pay within 30 days of closing of such an Event an amount equal to, at AMG' election, 5% in cash or 10% in common stock with the stock priced at the weighted average stock price for the year, on the stated value of the Event or, failing contractual value, the fair market value of the Event;
     ii) card issuers or internet users - the Company will pay to AMG an amount of 10% of cash flow received by the Company (less direct third party costs) from bank, and any other business paying the Company based on card use or internet use of the Company's products for the first five years and 5% thereafter for an additional five years. For the first institution of in excess of one million cards signed, the Company will pay AMG one million common shares of the Company.
     iii) the Company shall pay AMG a monthly fee of $5,000 starting July 1 and pre-approved expenses.

     As of September 30, 2009, the Company accrued $15,000 payable

f) The Company entered in to a five year office lease agreement effective May 1, 2009. Under the terms of the lease, the Company is required to make payments of approximately $7,170 per month (342,000 Philippine pesos) for rent and operating costs. Future minimum payments are as follows:

                   2010               $  85,963
                   2011                  87,170
                   2012                  90,851
                   2013                  94,716
                   2014                  56,803
                                      ---------

                                      $ 415,503
                                      =========

NOTE 13. SUBSEQUENT EVENTS

Pursuant to ASC 855, the Company has evaluated all events or transactions that occurred from September 30, 2009 through November 16, 2009, the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events, except as disclosed below.

a) On October 6, 2009, 1,400,000 shares of restricted common shares issued to New Vision were cancelled due to the termination of the agreement (Note 12
     (a)).

b) On October 28, 2009, 10,000,000 shares of common stocks from Howard Gelfand were cancelled and returned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our board of directors now consists of Ralph Santos and Adi Muljo.

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

On March 30, 2009, we entered into a consulting agreement with New Vision Consulting Corporation, wherein New Vision has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 1,000,000 restricted common shares of our company. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares of our company. 1,000,000 shares of common stock were issued on May 19, 2009. The New Vision consulting agreement expires on September 30, 2009. As of July 15, the Company terminated the consulting service with New Vision.

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

On September 22, 2009, we entered into a compensation agreement with AMG Group Inc. wherein AMG Group Inc. has agreed to provide certain services to our company. The agreement expires on September 22, 2011.

On September 29, 2009, we signed a Beta Agreement with OneWorld Connections, Inc. to integrate all four of our applications for possible integration into all levels of it's worldwide businesses.

On October 7, 2009, we signed a Letter of Intent with iMobile Interactive of New Jersey for iMobile to provide CDN (Content Delivery Network) and SMS (Short Message Service (text)) solutions to Verify Smart in more than 160 countries.

On October 8, 2009, we signed a Letter of Intent with iPay Commerce Ventures Inc. (IPCV), a subsidiary of the Intellectual Property Ventures Group Corporation, a listed company on the Philippine Stock Exchange to initiate a two-stage integration of our VerifyTransfer platform.

On October 21, 2009, we signed a Memorandum of Understanding with Mr. Theodore "Teddy" Permadi Rachmat of Indonesia. The Memorandum of Understanding outlines the terms of an agreement between Mr. Rachmat and Verify Smart to form a joint venture company to introduce our technology to financial institutions, businesses and economic development groups in Southeast Asia.

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

On April 3, 2009, the joint venture entered into an agreement with China Trust to launch our first credit card "VeriSmart(TM) Platinum Visa".

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended September 30, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month period ended September 30, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                                            Change Between
                                                                                              Three Month
                                                                                             Period Ended
                                                  Three Month           Three Month       September 30, 2009
                                                  Period Ended          Period Ended             and
                                                  September 30,         September 30,        September 30,
                                                      2009                  2008                 2008
                                                   ---------              --------             ---------
Revenue                                            $     Nil              $    Nil             $     Nil
General and administrative expenses                $  31,180              $    461             $  30,719
Consulting expense                                 $ 476,496              $    Nil             $ 476,496
Professional fees                                  $  17,831              $  4,000             $  13,831
Net loss                                           $(528,698)             $ (4,461)            $(524,237)

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                                                             Change between
                                                  Three month                              September 30, 2009
                                                  Period Ended           Year Ended              and
                                                 September 30,            June 30,             June 30,
                                                     2009                   2009                 2008
                                                   ---------              --------             ---------
                                                      ($)                    ($)                  ($)
Current Assets                                       238,900               423,376              (184,476)
Current Liabilities                                  123,474                44,665                78,809
Working Capital/(Deficit)                            115,426               378,711              (263,285)

CASH FLOWS

                                                                                            Change Between
                                                                                              Three Month
                                                                                             Period Ended
                                                  Three Month           Three Month       September 30, 2009
                                                  Period Ended          Period Ended             and
                                                  September 30,         September 30,        September 30,
                                                      2009                  2008                 2008
                                                   ---------              --------             ---------
                                                      ($)                    ($)                  ($)
Net Cash (used in) Operating Activities              (22,969)                 (624)              (23,593)
Net Cash provided by Financing Activities             22,969                   Nil                23,593
Net cash used for Investing Activities                   Nil                   Nil                   Nil
                                                   ---------              --------             ---------
Net Increase (Decrease) in Cash During Period            Nil                  (624)                  624
                                                   ---------              --------             ---------

As of September 30, 2009, our total assets were $435,613 and our total liabilities were $123,474. We had a working capital surplus of $115,426. Our financial statements report a net loss of $528,698 for the three months ended September 30, 2009, and a net loss of $1,052,483 for the period from May 31, 2006 (inception) to September 30, 2009.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. We have elected a June 30, year-end.

BASIC AND DILUTE NET INCOME (LOSS) PER SHARE

Our company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share
(EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

INCOME TAXES

Income taxes are provided in accordance with ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on our company's financial statements. Refer to Note 13.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on our company's financial statements, but did eliminate all references to pre-codification standards

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES.

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

As of September 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

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

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of September 30, 2009, our cash available was approximately $9,733. In the foreseeable future, we expect to incur significant expenses if we acquire and develop our new business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective August 14, 2009, we issued 1,000,000 restricted shares of our common stock to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying upon Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number       Description

(3)       ARTICLES OF INCORPORATION AND BY-LAWS

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 10, 2006)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

3.3 Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

3.4 Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

(10)      MATERIAL CONTRACTS

10.1 Joint Venture Agreement among Verified Capital Corp., Verified Transactions Corp. and our company dated effective March 25, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

10.2 Consulting Agreement with Cohen Independent Research Group (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.3 Compensation Agreement with AMG Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 1, 2009)

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

                                      VERIFY SMART CORP.
                                        (Registrant)


Dated: November 16, 2009              /s/ Ralph Santos
                                      ------------------------------------------
                                      Ralph Santos
                                      President, Chief Executive Officer, Chief
                                      Financial Officer and Director
                                      (Principal Executive Officer, Principal
                                      Accounting Officer and Principal Financial
                                      Officer)