Form 10-Q
period 2009-12-31
VERIFY SMART CORP.
filed 2010-02-18
CIK 1370292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form July 1,2009 to December 31,2009

Commission File number 333-136492

VERIFY SMART CORP.
                                           (Exact name of registrant as specified in its charter)

Nevada	20-5005810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

57 Montague Street, Brooklyn NY 11201
(Address of principal executive offices)

(718) 855-7136
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this charter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                                   Accelerated filer                 [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                                                       Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]  No[   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

52,215,000 common shares issued and outstanding as of February 9, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. The accompanying balance sheets of Verify Smart Corp. (Development stage company) at December 31, 2009 (with comparative figures as at June 30, 2009) and the statement of operations for the three and six months ended December 31, 2009 and 2008 and from inception  (May 31, 2006) to December 31, 2009, and the statement of cash flows for the six months ended December 31, 2009 and 2008 and from inception (May 31, 2006) to December 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

VERIFY SMART CORP.
 (A development Stage Company)

BALANCE SHEETS

	As of	As of
	December 31	June 30
	2009	2009
	(unaudited)
ASSETS

Current Assets
Cash	$9,733	$9,733
Prepaid expense	209,250	413,643
Total Current Assets	218,983	423,376

Other Assets
Prepaid expense-Long term	185,937	-
Deposit	-	10,626
Total Other Assets	185,937	10,626

Total Assets	$404,920	$434,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$93,705	$8,718
Loan payable	89,786	35,947
Total Current Liabilities	183,491	44,665

Total Liabilities	183,491	44,665

Contingencies and Commitments
Stockholders’ Equity
Common Stock, $0.001 par value, 250,000,000 shares authorized;
52,215,000 shares and 61,025,000 shares issued and outstanding as of December 31 and June 30, 2009	52,215	61,025

Additional Paid-in Capital	1,378,907	852,097
Deficit Accumulated During the Development Stage	(1,209,693)	(523,785)
Total Stockholders' Equity	221,429	389,337

Total Liabilities and Stockholders' Equity	$404,920	$434,002

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
 (A development Stage Company)
Statements of Operations (Unaudited)

					May 31, 2006
	December 31, 2009		December 31, 2008		(Inception)
	Three months	Six Months	Three months	Six Months	through
	Ended	Ended	Ended	Ended	December 31, 2009
REVENUES
Revenues	$-		$-		$-
Total Revenues	-		-		-

Operation Expenses
General & Administrative expenses	9,564	40,744	930	1,391	69,887
Professional fees	18,166	35,997	2,000	6,000	79,432
Consulting fees	127,916	604,412	-	-	1,053,835
Total operation expenses	155,646	681,153	2,930	7,391	1,203,154

Loss from operations	(155,646)	(681,153)	(2,930)	(7,391)	(1,203,154)
Exchange loss	(1,564)	(4,755)	-	-	(6,539)

Net Loss	$(157,210)	$(685,908)	$(2,930)	$(7,391)	$(1,209,693)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	55,081,304	58,329,783	4,000,000	4,000,000

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
(A development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended December 31, 2009	For the Six Months Ended December 31, 2008	May 31, 2006 (inception) through to December 31, 2009
OPERATING ACTIVITIES
Net income (loss)	$(685,908)	$(7,391)	$(1,209,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Foreign exchange gain(loss)
Stock-based compensation	536,456	-	974,563
Changes in operating Activities
Prepaid expense	10,626	2,000	-
Accounts payable	84,987	(163)	93,705
Net Cash Used in Operating Activities	(53,839)	(5,554)	(141,425)
Investing Activities
Deposit decrease	-	-	-

Net Cash Used in Investment Activities:	-	-	-
Financing Activities			-
Issuance of common stock	-	-	62,500
Share issuance costs	-	-	(1,128)
Proceeds from loan payable	53,839	-	89,786
Net Cash Provided by Financing Activities	$53,839	-	151,158
(Decrease) Increase in Cash	-	(5,554)	9,733
Cash at beginning of period	9,733	19,231	--
Cash – End of Period	$9,733	$13,677	$9,733

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--
Non-Cash investing and financing activities Common stock issued for services	$518,000	$-	$1,369,750

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
 (A development Stage Company)
Statements of Changes in Stockholders' Equity
From May 31, 2006 (Inception) through December 31, 2009
(Unaudited)

	Common Stock		Additional	Deficit Accumulated
	Shares	Par Value	Paid-in Capital	During the Development	Total
	#	$	$	$	$

Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)		10,000

Net loss for the period		0	0	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	0	40,000

Net loss for the year				(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year				(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735		851,750

Stock issued for cash on May 27, 2009 at
$1.25 per share, net of share issuance costs	10,000	10	11,362		11,372

Net loss for the year				(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810		518,000

Stock cancelled	(10,000,000)	(10,000)	10,000		-

Net loss for the six months ended December 31, 2009				(685,908)	(685,908)

Balance - December 31, 2009	52,215,000	52,215	1,378,907	(1,209,693)	221,429

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
 (A development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009

NOTE1. ORGANIZATION

Verify Smart Corp. (the “Company”) was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties. Effective March 25, 2009, the Company entered into a joint venture agreement with Verified Capital Corp. and Verified Transaction Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention (Note 11).

Effective March 19, 2009 the Company changed the name from Treasure Explorations Inc. to Verify Smart Corp.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has elected a June 30 year-end.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes anti dilutive and then only the basic per share amounts are shown in the report.

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

VERIFY SMART CORP.
 (A development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009
(
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

Income taxes are provided in accordance with ASC 740 ACCOUNTING FOR INCOME TAXES. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, SUBSEQUENT EVENTS, which establishes general stands of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, GENERLLY ACCEPTED ACCOUNTING PRINCIPLES as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U. S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not  believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements or results of operations.

VERIFY SMART CORP.
 (Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to December 31, 2009 and generated a net loss of $1,209,693. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the Company’s current cash and cash equivalents of $9,733 is not sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE4.  LOAN PAYABLE

At December 31, 2009, the Company owes $89,786 (June 30, 2009 -$35,947) loans from an unrelated party.

NOTE5.WARRANTS AND OPTIONS

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

NOTE 7.  INCOME TAXES

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

NOTE 8.  NET OPERATING LOSSES

On December 31, 2009 the Company had a net operating loss carry forward of $132,157 for income tax purposes.  The tax benefit of approximately $44,933 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

VERIFY SMART CORP.
 (Development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009

NOTE. 9. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC 718, Compensation – STOCK COMPENSATION. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with ASC 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On March 19, 2009 the Company effected a 15 for 1 forward split of its issued and outstanding share capital such that every one share of common stock issued and outstanding prior to the split was exchanged for fifteen post – split shares of common stock. The Company’s post-split authorized capital increased to 250,000,000 shares of common stock with a par value of $0.001 per share. All share amounts have been retroactively adjusted for all periods presented.

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

On May 27, 2009, the Company issued 10,000 shares of common stock at $1.25 per share for cash proceeds of $12,500. The Company paid finders’ fee of $1,128 (CDN $1,250) in connection with the private placement.

On June 1, 2009, the Company issued 50,000 shares of common stock at a fair value $1 per share, amounting $50,000, pursuant to a consulting agreement.

As of June 30, 2009, the Company had 61,025,000 shares of common stock issued and outstanding.

On July 14, 2009, the Company entered a consulting service agreement and issued 50,000 shares of restricted common stock at a fair value $0.53 per share, amounting $26,500 as compensation.

On August 15, 2009, the Company completed a private placement and issued 500,000 shares of common stock to Black Diamond Investment Group (“Black Diamond”) at $0.50 per share for cash proceeds of $250,000. The consulting agreement was entered between Black Diamond and Verify Smart Corp., a private company located in British Virgin Island. Accordingly, these shares were issued in error. The shares are being returned to treasury for cancellation and the correct share issuance will take place from the private. The Company has treated the shares as unissued.

On August 14, 2009, the Company enter a consulting service agreement and issued 1,000,000 shares of common stock at a fair value $0.425 per share, amounting $425,000 as compensation.

VERIFY SMART CORP.
 (A development Stage Company)
Notes to the Financial Statements (Unaudited)
December 31, 2009

NOTE.9. STOCK TRANSACTIONS - Continued

.On October 28, 2009, 10,000,000 shares of common stocks from Howard Gelfand were cancelled and returned.

On November 15, 2009, the Company enter three consulting service agreements and issued 140,000 shares of common stock at a fair value $0.475 per share, amounting $66,500 as compensation.

As of December 31, 2009, the Company had 52,215,000 shares of common stock issued and outstanding.

NOTE.10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of December 31, 2009: Common stock, $0.001 par value: 250,000,000 shares authorized; 52,215,000 shares issued and outstanding.

NOTE. 11. JOINT VENTURE AGREEMENT

Effective March 25, 2009, the Company entered into a joint venture agreement with Verified Capital Corp. and Verified Transaction Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention.

Upon the satisfaction of customary closing conditions, the Company will contribute an aggregate of $5,000,000 to the joint venture corporation, payable as $2,000,000 by May 1, 2009 and $3,000,000 by July 1, 2009, for a 70% interest in the joint venture corporation.

By amendment of May 19, 2009, the companies have agreed that all obligations of the Joint Venture agreement have been deemed to have occurred and the agreement is in full force in good standing. In addition to the foregoing, Verified Transactions Corp. will grant to the joint venture corporation a 25 year worldwide exclusive license to market and sell Verified Transaction Corp.’s internet security software and all other internet business of whatsoever nature and including all future developments of such business for a 25% interest in the joint venture corporation. Verified Capital Corp. will be granted a 5% interest in joint venture corporation upon the transfer of certain assets. Upon the closing of the joint venture agreement, the Company is the operator of the joint venture corporation and will contract with Verified Capital Corp. to be the sub-operator.

As of December 31, 2009, the joint venture corporation has not yet been formed.

VERIFY SMART CORP.
 (A development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited- Prepared by Management)

NOTE. 12. COMMITMENTS

a)
On March 30, 2009, the Company entered into a consulting agreement with New Vision Consulting Corporation wherein New Vision has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. As further compensation for service to be rendered, New Vision shall receive an additional 500,000 restricted common shares prior to July 31, 2009. The agreement expires on September 30, 2009. On May 19, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $750,000 to New Vision for services to be provided over a six month period. On July 15, 2009, the consulting agreement was terminated as New Vision was unable or unwilling to perform the services. The Company asked for return the issued shares for cancellation.

b)
On June 1, 2009, the Company entered into a consulting agreement with David Karpa wherein David Karpa has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on November 30, 2009. On June 1, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $50,000 to David Karpa for services to be provided over a six month period. As at December 31, 2009, $50,000 was recognized as  consulting expense.

c)
On July 14, 2009, the Company entered into a consulting agreement with Wei Cheng wherein Wei Cheng has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on January 14, 2010. On August 15, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $26,000 to Wei Cheng for agreeing to enter into this agreement. The Company shall also provide Cheng 50,000 shares of common stock, released in increments of 12,500 shares at the end of each 60 days period, commencement upon the agreement date. At December 31, 2009 the Company recorded $48,583 payable.

d)
On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group (“Cohen”) wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over a two year periods. As at December 31, 2009, $159,375 is included in prepaid expenses-short-term and $185,937 in prepaid expense-long-term and will be recognized over the remaining term of the consulting agreement.

e)
On September 22, 2009, the Company entered into a compensation agreement with AMG Group Inc. (“AMG”) wherein AMG has agreed to provide certain consulting services to the company. The agreement expires on September 22, 2011.

VERIFY SMART CORP.
 (A development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited- Prepared by Management)

12.	COMMITMENTS - Continued

In consideration of the consulting services provided by AMG, the Company hereby agrees to pay AMG the compensation as follows:

i)
asset acquisition, merger, or other value acquisition or disposition (the “Event”) – the Company will pay within 30 days of closing of such an Event an amount equal to, at AMG election, 5% in cash or 10% in common stock with the stock priced at the weighted average stock price for the year, on the stated value of the Event or, failing contractual value, the fair market value of the Event;

ii)
card issuers or internet users – the Company will pay to AMG an amount of 10% of cash flow received by the Company (less direct third party costs) from bank, and any other business paying the Company based on card use or internet use of the Company’s products for the first five years and 5% thereafter for an additional five years. For the first institution of in excess of one million cards signed, the Company will pay AMG one million common shares the Company.

iii)	the Company shall pay AMG a monthly fee of $5,000 starting July 1 and pre-approved expenses.

As of December 31, 2009, the Company accrued $30,000 payable.

f)       The Company entered into a five year office lease agreement effective May 1, 2009. There is no penalty payment due under the terms of the lease agreement. The Company forfeited the deposit.

g)         On November 15, 2009, we entered into a consulting agreement with Eileen Duperron wherein Eileen Duperron has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 40,000 restricted common shares of our company. The agreement expires on May 15, 2010.

h)      On November 15, 2009, we entered into a consulting agreement with Kim Baker wherein Kim Baker has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares of our company. The agreement expires on May 15, 2010.

j)       On November 15, 2009, we entered into a consulting agreement with Intentional and Purposeful Living wherein Intentional and Purposeful Living has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares of the Company. The agreement expires on May 15, 2010.

13.	SUBSEQUENT EVENTS

Pursuant to ASC 855, the Company has evaluated all events to transactions that accrued from December 31, 2009 through February 16, 2010, the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD – LOOKING STATEMENTS

The quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward – looking statements by terminology such as “may”, “should”, “expects”, “plan”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve know and unknown risks, uncertainties and other factors, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward – looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law,  including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

CORPORATE OVERVIEW

The address of our principal executive office is 57 Montague Street, Brooklyn NY 11201.Our telephone number is 718- 855-7136.

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

On March 30, 2009, we entered into a consulting agreement with New Vision Consulting Corporation, wherein New Vision has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 1,000,000 restricted common shares of our company. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares of our company. 1,000,000 shares of common stock were issued on May 19, 2009. The New Vision consulting agreement expireson September 30, 2009. As of July 15, the Company terminated the consulting service with New Vision.

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

On July 14, 2009, we entered into a consulting agreement with Wei (David) Cheng wherein David Cheng has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares of our company. The 50,000 common shares were issued on August 15, 2009. The agreement expires on January 14, 2010.

On July 14, 2009, we entered into an investment purchase agreement with Black Diamond Investment Group Corp. wherein Black Diamond had agreed to purchase 500,000 common shares in consideration of the payment of $0.50 per share for an aggregate purchase price of $250,000. We issued the 500,000 common shares on August 15, 2009. These shares were issued in error. The Black Diamond agreement was with Verify Smart Corp. (BVI), a private company, and the above shares are being returned to treasury for cancellation and the correct share issuance will take place from the private company.

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

On September 29, 2009, we signed a Beta Agreement with OneWorld Connections, Inc. to integrate all four of our applications for possible integration into alllevels of it's worldwide businesses.

On October 7, 2009, we signed a Letter of Intent with iMobile Interactive of New Jersey for iMobile to provide CDN (Content Delivery Network) and SMS (Short Message Service (text)) solutions to Verify Smart in more than 160 countries.

On October 8, 2009, we signed a Letter of Intent with iPay Commerce VenturesInc. (IPCV), a subsidiary of the Intellectual Property Ventures Group Corporation, a listed company on the Philippine Stock Exchange to initiate a two-stage integration of our VerifyTransfer platform.

On October 21, 2009, we signed a Memorandum of Understanding with Mr. Theodore"Teddy" Permadi Rachmat of Indonesia. The Memorandum of Understanding outlines the terms of an agreement between Mr. Rachmat and Verify Smart to form a joint venture company to introduce our technology to financial institutions, businesses and economic development groups in Southeast Asia.

In this quarterly report, unllThe following discussion and analysis should be read in conjunction with Verify Smart Corp’s (“Verify Smart”, “we” or “us”) financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

On November 15, 2009, we signed the consulting agreements with Kim Baker, Eileen Duperron, and Intentional and Purposeful Living, has agreed to provide certain consulting services to our company. As compensation under the agreement we have agreed to issue 140,000 restricted common shares of our company. The 140,000 common shares were issued on January 14, 2010. The agreement expires on May 15, 2010.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months period ended December 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month period ended December 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month
	Three Month	Three Month	Period Ended
	Period Ended	Period Ended	December 31, 2009
	December 31,	December 31,	& December 31,
	2009	2008	2008
Revenue	$ Nil	$ Nil	$ Nil
General and administrative expenses	$9,564	$930	$8,634
Consulting expense	$127,916	$ Nil	$127,916
Professional fees	$18,166	$2,000	$16,166
Exchange loss	$(1,564)	$ Nil	$(1,564)
Net loss	$(157,210)	$(2,930)	$(154,280)

			Change Between
			Six Month
	Six Month	Six Month	Period Ended
	Period Ended	Period Ended	December 31, 2009
	December 31,	December 31,	& December 31,
	2009	2008	2008
Revenue	$ Nil	$ Nil	$ Nil
General and administrative expenses	$40,744	$1,391	$39,353
Consulting expense	$604,412	$ Nil	$604,412
Professional fees	$35,997	$6,000	$29,997
Exchange loss	$(4,755)	$ Nil	$(4,755)
Net loss	$(685,908)	$(7,391)	$(678,517)

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL
			Change between
			December 31, 2009
			and
	December 31,	June 30,	June 30,
	2009	2009	2009
	($)	($)	($)
Current Assets	218,983	423,376	(204,393)
Current Liabilities	183,491	44,665	138,826
Working Capital/(Deficit)	35,492	378,711	(343,219)

CASH FLOWS
			Change Between
			Period Ended
	Six Month	Six Month	December 31, 2009
	Period Ended	Period Ended	and
	December 31,	December 31,	December 31,
	2009	2008	2008
	($)	($)	($)
Net Cash (used in) Operating Activities	(53,839)	(5,554)	(48,285)
Net Cash provided by Financing Activities	Nil	Nil	Nil
Net Cash used for Investing Activities	53,839	Nil	53,839
Net Increase (Decrease) in Cash During Period	Nil	(5,554)	5,554

As of December 31, 2009, our total assets were $404,920 and our total liabilities were $183,491. We had a working capital surplus of $221,429. Our financial statements report a net loss of $157,210 for the three months ended December 31, 2009, and a net loss of $1,209,693 for the period from May 31, 2006 (inception) to December 31, 2009.

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

INCOME TAXES

Income taxes are provided in accordance with ASC 740 Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

As of December 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of December 31, 2009, our cash available was approximately $9,733. In the foreseeable future, we expect to incur significant expenses if we acquire and develop our new business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number       Description

(3)                 ARTICLES OF INCORPORATION AND BY-LAWS

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 10, 2006)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1 filed on July 21, 2008)

3.3	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

3.4	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

(10)              MATERIAL CONTRACTS

10.1	Joint Venture Agreement among Verified Capital Corp., Verified Transactions Corp. and our company dated effective March 25, 2009
(incorporated by reference from our Current Report on Form 8-K file on March 26, 2009)

10.2	Consulting Agreement with Wei(David) Cheng (incorporated by reference from our Current Report on Form 8-K filed on August 20, 2009)

10.3	Consulting Agreement with Cohen Independent Research Group
(incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.4	Compensation Agreement with AMG Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 1, 2009)

10.5	Consulting Agreement with Kim Baker, Eileen Duperron, and Intentional and Purposeful Living (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2009)

(31)      RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)      SECTION 1350 CERTIFICATIONS

32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP.
(Registrant)

Date: February 9, 2010	TONY CINOTTI
Tony Cinotti
Director