Form 10-Q
period 2010-03-31
VERIFY SMART CORP.
filed 2010-05-07
CIK 1370292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form July 1,2009 to March 31,2010

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a small reporting company)	Accelerated filer [ ] Small reporting company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

52,215,000 common shares issued and outstanding as of May 7, 2010

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. The accompanying balance sheets of Verify Smart Corp. (Development stage company) at March 31, 2010 (with comparative figures as at June 30, 2009) and the statement of operations for the three and nine months ended March 31, 2010 and 2009 and from inception  (May 31, 2006) to March 31, 2010, and the statement of cash flows for the three and nine months ended March 31, 2010 and 2009 and from inception (May 31, 2006) to March 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending June 30, 2010.

VERIFY SMART CORP.
 (Development Stage Company)
BALANCE SHEETS

	As of	As of
	March 31	June 30
	2010	2009
	(unaudited)
ASSETS

Current Assets
Cash	$9,733	$9,733
Prepaid expense – short term	229,125	413,643
Total Current Assets	238,858	423,376

Other Assets
Prepaid expense-Long term	79,687	-
Deposit	-	10,626
Total Other Assets	79,687	10,626

Total Assets	$318,545	$434,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$109,873	$8,718
Loan payable	98,159	35,947
Total Current Liabilities	208,032	44,665

Total Liabilities	208,032	44,665

Contingencies and Commitments
Stockholders’ Equity
Common Stock, $0.001 par value, 250,000,000 shares authorized;
52,215,000 shares and 61,025,000 shares issued and outstanding as of March 31, 2010 and June 30, 2009	52,215	61,025

Additional Paid-in Capital	1,378,907	852,097
Deficit Accumulated During the Development Stage	(1,320,609)	(523,785)
Total Stockholders' Equity	110,513	389,337

Total Liabilities and Stockholders' Equity	$318,545	$434,002

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
 (Development Stage Company)
Statements of Operations
(Unaudited)

					May 31, 2006
	March 31, 2010		March 31, 2009		(Inception)
	Three months	Nine Months	Three months	Nine Months	through
	Ended	Ended	Ended	Ended	March 31, 2010
REVENUES
Revenues	-	-	-	-	-
Total Revenues	$-	$-	$-	$-	$-

Operation Expenses
General & Administrative expenses	652	41,396	761	2,152	70,539
Professional fees	4,500	40,497	2,000	8,000	83,932
Consulting fees	105,792	710,204	-	-	1,159,627
Total operation expenses	110,944	792,097	2,761	10,152	1,314,098

Loss from operations	(110,944)	(792,097)	(2,761)	(10,152)	(1,314,098)
Exchange gain (loss)	28	(4,727)	-	-	(6,511)

Net Loss	$(110,916)	$(796,824)	$(2,761)	$(10,152)	$(1,320,609)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	52,215,000	56,321,277	60,000,000	60,000,000

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended March 31, 2010	For the Nine Months Ended March 31, 2009	May 31, 2006 (inception) through to March 31, 2010
OPERATING ACTIVITIES
Net income (loss)	$(796,824)	$(11,336)	$(1,320,609)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Foreign exchange gain(loss)
Stock-based compensation	622,831	-	1,052,680
Changes in operating Activities
Prepaid expense	-	2,000	-
Accounts payable	101,155	(162)	109,873
Net Cash Used in Operating Activities	(72,838)	(9,498)	(158,056)
Investing Activities
Deposit decrease	10,626	-	-

Net Cash Provide by Investment Activities:	10,626	-	-

Financing Activities			-
Issuance of common stock	-	-	61,025
Share issuance costs	-	-	(1,128)
Proceeds from loan payable	62,212	-	98,159
Net Cash Provided by Financing Activities	$62,212	-	158,056
(Decrease) Increase in Cash	-	(9,498)	9,733
Cash at beginning of period	9,733	19,231	-
Cash – End of Period	$9,733	$9,733	$9,733

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--
Non-Cash investing and financing activities Common stock issued for services	$518,000	$-	$1,369,750

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
 (Development Stage Company)
Statements of Changes in Stockholders' Equity
From May 31, 2006 (Inception) through March 31, 2010

	Common Stock		Additional	Deficit Accumulated
	Shares	Par Value	Paid-in Capital	During the Development	Total
	#	$	$	$	$
Balance - May 31, 2006 (Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)		10,000

Net loss for the period		0	0	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006 at $0.0013 per share	30,000,000	30,000	10,000	0	40,000

Net loss for the year		0	0	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year		0	0	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	0	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	0	11,372

Net loss for the year		0	0	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	0	518,000

Stock Cancelled	(10,000,000)	(10,000)	10,000	0	-

Net loss for the nine months ended March 31, 2010		0	0	(796,824)	(796,824)

Balance - March 31, 2010 (Unaudited)	52,215,000	52,215	1,378,907	(1,320,609)	110,513

The accompanying notes are an integral part of these unaudited financial statements.

VERIFY SMART CORP.
 (Development Stage Company)
Notes to the Financial Statements
 (Unaudited)
March 31, 2010

NOTE 1. ORGANIZATION

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

VERIFY SMART CORP.
 (Development Stage Company)
Notes to the Financial Statements
 (Unaudited)
March 31, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to March 31, 2010 and generated a net loss of $1,320,609. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the Company’s current cash and cash equivalents of $9,733 is not sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4.  LOAN PAYABLE

At March 31, 2010, the Company owes $98,159 (June 30, 2009 -$35,947) loans from an unrelated party.

NOTE 5.WARRANTS AND OPTIONS

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
 (Development Stage Company)
Notes to the Financial Statements
 (Unaudited)
March 31, 2010

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

NOTE 8.  NET OPERATING LOSSES

On March 31, 2010 the Company had a net operating loss carry forward of $206,672 for income tax purposes.  The tax benefit of approximately $70,268 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

NOTE 9. STOCK TRANSACTIONS

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

VERIFY SMART CORP.
 (Development Stage Company)
Notes to the Financial Statements
 (Unaudited)
March 31, 2010

NOTE 9. STOCK TRANSACTIONS - Continued

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

As of March 31, 2010, the Company had 52,215,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2010: Common stock, $0.001 par value: 250,000,000 shares authorized; 52,215,000 shares issued and outstanding.

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

As of March 31, 2010, the joint venture corporation has not yet been formed.

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

VERIFY SMART CORP.
 (Development Stage Company)
Notes to the Financial Statements
 (Unaudited)
March 31, 2010

NOTE 12. COMMITMENTS -Continued

b)
On June 1, 2009, the Company entered into a consulting agreement with David Karpa wherein David Karpa has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on November 30, 2009. On June 1, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $50,000 to David Karpa for services to be provided over a six month period. As at March 31, 2010, $50,000 was recognized as consulting expense.

c)
On July 14, 2009, the Company entered into a consulting agreement with Wei Cheng wherein Wei Cheng has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on January 14, 2010. On August 15, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $26,500 to Wei Cheng for agreeing to enter into this agreement. The Company shall also provide Cheng 50,000 shares of common stock, released in increments of 12,500 shares at the end of each 60 days period, commencement upon the agreement date. At March 31, 2010, $79,500 was recognized as consulting expense and $53,000 is in accounts payable.

d)
On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group (“Cohen”) wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over a two year periods. As at March 31, 2010, $212,500 is included in prepaid expenses-short-term and $79,687 in prepaid expense-long-term and will be recognized over the remaining term of the consulting agreement. At March 31, 2010, $132,813 was recognized as consulting expense

e)
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

ii)	card issuers or internet users – the Company will pay to AMG an amount of 10% of cash flow received by the Company (less direct third party costs) from bank, and any other business paying the Company based on card use or internet use of the Company’s products for the first five years and 5% thereafter for an additional five years. For the first institution of in excess of one million cards signed, the Company will pay AMG one million common shares the Company.

ii)	the Company shall pay AMG a monthly fee of $5,000 starting July 1 and pre-approved expenses.

VERIFY SMART CORP.
 (Development Stage Company)
Notes to the Financial Statements
(Unaudited)
March 31, 2010

NOTE 12. COMMITMENTS -Continued

As of March 31, 2010, $30,000 was recognized as consulting expense and $30,000 in accounts payable.

f)	The Company entered into a five year office lease agreement effective May 1, 2009. There is no penalty payment due under the terms of the lease agreement. The Company forfeited the deposit $10,626.

g)
On November 15, 2009, we entered into a consulting agreement with Eileen Duperron wherein Eileen Duperron has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 40,000 restricted common shares at a fair value of $19,000 of our company. The agreement expires on May 15, 2010. At March 31, 2010, $4,750 was recognized as consulting expense and $14,250 as prepaid expense-short term.

g)	On November 15, 2009, we entered into a consulting agreement with Kim Baker wherein Kim Baker has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expires on May 15, 2010. At March 31, 2010, $17,812 was recognized as consulting expense and $5,938 as prepaid expense-short term.

h)
On November 15, 2009, we entered into a consulting agreement with Kim Baker wherein Kim Baker has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expires on May 15, 2010. At March 31, 2010, $17,812 was recognized as consulting expense and $5,938 as prepaid expense-short term.

j)
On November 15, 2009, we entered into a consulting agreement with Intentional and Purposeful Living wherein Intentional and Purposeful Living has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expires on May 15, 2010. At March 31, 2010, $17,812 was recognized as consulting expense and $5,937 as prepaid expense-short term.

NOTE 13. SUBSEQUENT EVENTS

Pursuant to ASC 855, the Company has evaluated all events to transactions that accrued from March 31, 2010 through the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

We have not been involved in any bankruptcy, receivership or similar proceeding.

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

Under the license, Mr. Ralph Santos received a 10% carried equity interest in the Gateway internet business of the joint venture corporation. Mr. Santos is also a significant equity owner in Verified Transactions Corp. and Verified Capital Corp.

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

In this quarterly report, the discussion and analysis should be read in conjunction with Verify Smart Corp’s (“Verify Smart”, “we” or “us”) financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

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

On December 30, 2009, Tony Cinotti was appointed as a director of our company.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months period ended March 31, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month period ended March 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

			Change Between
			Three Month
	Three Month	Three Month	Period Ended
	Period Ended	Period Ended	March 31, 2010
	March 31,	March 31,	& March 31,
	2010	2009	2009

Revenue	$Nil	$Nil	$Nil
General and administrative expenses	$652	$761	$(109)
Consulting expense	$105,792	$Nil	$105,792
Professional fees	$4,500	$2,000	$2,500
Exchange gain (loss)	$28	$Nil	$28
Net (loss)	$(110,916)	$(2,761)	$(108,155)

			Change Between
			Nine Month
	Nine Month	Nine Month	Period Ended
	Period Ended	Period Ended	March 31, 2010
	March 31,	March 31,	& March 31,
	2010	2009	2009

Revenue	$Nil	$Nil	$Nil
General and administrative expenses	$41,396	$2,152	$39,244
Consulting expense	$710,204	$Nil	$710,204
Professional fees	$40,497	$8,000	$32,497
Exchange gain (loss)	$(4,727)	$Nil	$(4,727)
Net (loss)	$(796,824)	$(10,152)	$(786,672)

LIQUIDITY AND FINANCIAL CONDITION
WORKING CAPITAL
			Change between
			March 31, 2010
	March 31,	June 30,	and June 30,
	2010	2009	2009

	($)	($)	($)
Current Assets	238,858	423,376	(184,518)
Current Liabilities	208,032	44,665	163,367
Working Capital/(Deficit)	30,826	378,711	(347,885)

CASH FLOWS
			Change Between
	Nine Month	Nine Month	Period Ended
	Period Ended	Period Ended	March 31, 2010
	March 31,	March 31,	and March 31,
	2010	2009	2009

	($)	($)	($)
Net Cash (used in) Operating Activities	(72,838)	(9,498)	(63,340)
Net Cash provided by Financing Activities	10,626	Nil	10,626
Net Cash used for Investing Activities	62,212	Nil	62,212

Net Increase (Decrease) in Cash During Period	Nil	(9,498)	9,498

As of March 31, 2010, our total assets were $318,545 and our total liabilities were $208,032. We had a stockholders’ equity of $110,513. Our financial statements report a net loss of $110,916 for the three months ended March 31, 2010, and a net loss of $1,320,609 for the period from May 31, 2006 (inception) to March 31, 2010.

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

As of March 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of March 31, 2010, our cash available was approximately $9,733. In the foreseeable future, we expect to incur significant expenses if we acquire and develop our new business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

10.2	Consulting Agreement with Wei(David) Cheng (incorporated by reference from our Current Report on Form 8-K filed on August 20, 2009)

10.3	Consulting Agreement with Cohen Independent Research Group (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.4	Compensation Agreement with AMG Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 1, 2009)

10.5	Consulting Agreement with Kim Baker, Eileen Duperron, and Intentional and Purposeful Living (incorporated by reference from our Current Report on Form 8-K filed on November 23, 2009)

(31.1)	RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)	SECTION 1350 CERTIFICATIONS

31.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP. (Registrant)

Date: May 7, 2010	By:	/s/ TONY CINOTTI
Name: Tony Cinotti
Title: Director