Form 10-K
period 2010-06-30
VERIFY SMART CORP.
filed 2010-09-28
CIK 1370292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to .

Commission File number 333-136492

VERIFY SMART CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-5005810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

57 Montague Street, Brooklyn NY 11201
(Address of principal executive offices)

(718) 855-7136
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ] ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[X]	No	[ ]

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, was approximately $24,801,125 as of December 31, 2009 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

52,215,000 common shares outstanding as of September 24, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

none

PART 1

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

Corporate History

The address of our principal executive office is 57 Montague Street, Brooklyn NY, USA. Our telephone number is (718) 855-7136.

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

Also effective March 19, 2009, we have changed our name from "Treasure Explorations Inc." to "Verify Smart Corp.".

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

On November 31, 2009, Tony Cinotti was appointed as a director of our company.

Our board of director now consists of Tony Cinotti.

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

By amendment agreement of May 19, 2009, the Companies have agreed to a mutual understanding and agreement that the Joint Venture has been satisfactorily performed by our company and that we have performed the required financial obligations of Section 5.01 through both fund raising and joint venture cost sharing and accordingly, VSC's (Verify Smart Corp.’s) obligations of Section 5.01 are fully satisfied, the Joint Venture agreement is in full force and effect in good standing and VSC's (Verify Smart Corp.’s) revenue sharing right to 70% of the Joint Venture's revenue commences the date of the amendment agreement.

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

Pursuant to the terms of the joint venture agreement, we have agreed to permit and have the right to tender to all shareholders and creditors of each of Verified Capital Corp. and Verified Transactions Corp. to convert their debts and shares into shares of our company on a one for one basis subject to our company raising the $2,000,000 (as set out above) and the joint venture earning gross cash flow of not less than $100,000 per week. As of June 30, 2010, the joint venture corporation has not yet been formed.

Under the license, Ralph Santos received a 10% carried equity interest in the Gateway internet business of the joint venture corporation. Mr. Santos is also a significant equity owner in Verified Transactions Corp. and Verified Capital Corp.

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

Effective June 5, 2009, we entered into an agreement with Ellick Corporation to provide our Verify Gateway, VeriSmart Card and VerifyNgo suite of services. As part of this agreement, Ellick Corp. will provide our company with Voice Over Internet Protocol (VOIP) and Contact Centre capabilities in Manila. The agreement expires on May 15, 2010.

Effective June 11, 2009, we entered into an agreement with Crown Mutual Corporation to provide our VerifyGateway and VerifyNgo suite of services. The agreement expires on May 15, 2010.

Effective June 19, 2009, we entered into an agreement with BetED Corporation to provide our VerifyGateway and VerifyNgo suite of services. The agreement expires on May 15, 2010.

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

On September 22, 2009, the Company entered into a compensation agreement with AMG Group Inc. (“AMG”) wherein AMG has agreed to provide certain consulting services to the company. The agreement was terminated on March 31, 2010.

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

We have filed numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and evenif such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property.

We do not have any trademark registrations.

Employees

Our only employee is our director.

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

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at  1-800-SEC-0330  1-800-SEC-0330 . We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

ITEM 1A.   RISK FACTORS

Risk Factors

An investment in our securities involves a high degree of risk.  In evaluating our business and its future expectations, an investor should consider carefully the risk factors noted below.  Any of the following risk factors, if they occur, could seriously harm our business and its operations. There may be risk factors we do not know exist at this time and therefore they are not included in the risk factors listed below.   Even if they are deemed immaterial at the present time, they could develop whereby they will adversely affect our business.  Our shares are speculative by nature and therefore the risk of purchasing our share is high.   One should consider whether they can assume a loss of their entire investment.

All future investors in our shares should read this Form 10-K in its entirety including the financial statements and notes attached thereto.

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history.  As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects.  We may not be able to achieve a similar growth rate in future periods.  Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.  Our success is significantly dependent on meeting business objectives.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $1,314,549 for the period from May 31, 2006 (inception) to June 30, 2010.  No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. No assurance can be given that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have limited funds available for operating expenses. If we do not obtain funds when needed, we will have to cease our operations.

Currently, we have limited operating capital. As of June 30, 2010, our cash available was approximately $9,728. In the foreseeable future, we expect to incur significant expenses during the development stage of our identity protection/secured transaction services business. Although during the year ended June 30, 2010, we have not raised. We may be unable to locate further sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our June 30, 2010 financial statements expressed an opinion that our Company’s capital resources as of June 30, 2010 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will loss their entire investment in our Company.

If we cannot continue to develop or acquire rights to new products in a timely manner, and at favorable margins, we may not be able to compete effectively.

We believe that our future success will depend, in part, upon our ability to introduce innovative design extensions for our existing products and to develop, or acquire the rights to market and distribute, new products. No assurance can be given that we will be successful in the introduction, distribution and marketing of any new products or product innovations or achieve market acceptance of such products. Our failure to develop or acquire rights to new products or to introduce such products successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to obtain additional financing our business operations will be harmed and if we do obtain additional financing our then existing stockholders may suffer substantial dilution.

We will need to obtain additional financing in order to complete our business plan.  Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we are not successful in obtaining financing in the amount necessary to further our operations or unable to obtain financing on favorable terms, implementation of our business plan may fail or be delayed.  If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our stockholders may lose their entire investment.  If we are successful in obtaining additional financing it would likely result in dilution to existing stockholders.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Furthermore, an attestation report on our internal controls from our independent registered public accounting firm is required as part of our annual report for the fiscal year ending June 30, 2010.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules and regulations is expected to remain substantial.  No assurance can be given that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. This lack of sufficient time of our management may result in limited growth and success of the business.

The Company may have difficulty managing any future growth.

To implement our business objectives, we may need to grow rapidly in the future and we expect that such growth would lead to increased responsibility for both existing and new management personnel.  To help manage future growth effectively we must hire and integrate new personnel and manage expanded operations.  The growth in business, headcount and relationships with customers and other third parties is expected to place a significant strain on our management systems and resources.  Our failure to manage our future growth successfully would have a material adverse effect on the quality of our products, our ability to retain customers and key personnel and our operating results and financial condition.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K.

ITEM 2.  PROPERTIES

We do not own any real property. Our principal business office is located at 57 Montague Street, Brooklyn, NY, USA 11201.

ITEM 3. LEGAL PROCEEDINGS

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4. (REMOVED AND RESERVED)

PART l l

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company is quoted on the OTCBB.  The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at June 30, 2010, the Company had 38 shareholders; one of these shareholders is an officers and director of the Company.

There are no warrants or rights outstanding as of the date of this Form 10-K and none have been declared since the date of inception.

No stock options have been granted since the Company’s inception.

There are no outstanding conversion privileges for our Company’s shares.

ITEM 6. SELECTED FINANCIAL DATA

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended June 30, 2010	May 31, 2006 (date of incorporation) to June 30, 2010
Revenue	$-	$-
General and Administration	52,072	81,215
Professional fees	51,804	95,240
Management fees	681,954	1,131,376
Interest Expense	(212)	(212)
Exchange Gain (loss)	(4,722)	(6,506)
Net Gain(loss)	(790,764)	(1,314,549)
Weighted average shares outstanding (basic)	52,297,521
Weighted average shares outstanding (diluted)	52,297,521
Net loss per share (basic)	$(0.01)
Net loss per share (diluted)	$(0.01)

Balance Sheet Data:

Cash	$9,728
Total assets	248,861
Total liabilities	132,288
Total Shareholders’ equity	116,573

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2010 and June 30, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Liquidity and Capital Resources

We realize that we will have to raise cash in the near future to continue our operations.  If, in the future, we are unable to raise cash we might not be able to pay our creditors.

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Investor Relation	$10,000
Office & Administration	1,000
Rent	19,000
Transfer agent & Filing Fees	4,500
Auditing	15,000
Accounting	7,000
Legal	18,000
Consulting Fees	100,000
Exchange	-
Estimated cash required before payment of accounts payable	174,500
Add: Accounts payable as at June 30, 2010	20,289
Estimated cash required over next twelve months	$194,789

The above estimated cash requirements for the next twelve months.

Analysis of Financial Condition and Results of Operations

We have cash and cash equivalents of $9,728 as at June 30, 2010.   We are indebt to creditor in the amount of $111,999. These advances were paid the auditing, office, legal, transfer agent and filing fees payable.

During the last year we raised initial seed capital from investors and engaged the services of Holladay Stock Transfer Inc. to act as our transfer agent.   The number and price per share subscribed for was as follows after the followed split of the shares:

Number of Shares	Amount
30,000,000	$ 30,000
22,215,000	22,215
52,215,000	$ 52,215

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

Securities Authorized For Issuance under Equity Compensation Plans

We currently do not have any stock option or equity compensation plans or arrangements.

During the period from inception (May 31, 2006) to June 30, 2010 we have had accumulated losses of $1,314,549 which are as follows:

General & Administrative expenses	$81,215
Professional fees	95,240
Management fees	1,131,376
Interest Expense	(212)
Exchange loss	(6,506)
Total Losses:	$(1,314,549)

Our Company has no plant or significant equipment to sell and we have no intension to purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.  Our working capital equity as at June 30, 2010 is $116,573. We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current. If we are lucky enough to find mineralization which is economically feasible to remove it, we will attempt to raise additional money through subsequent private placements, public offering or loans.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under the section on Risk Factors.

Internal and External Sources of Liquidity

There are no material internal or external sources of liquidity.

Changes in the Financial Statements and Accounting Issues

We do not know of any cause for any material change from period to period in one or more line items of our financial statements as shown in this Form 10-K.   These audited financial statements adhere with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 108,000,000 post split common shares.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

Our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Levuka Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended June 30, 2010 have been examined by our independent accountants, Chang G. Park CPA Firm.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 31, 2010 Verify Smart engaged Chang G. Park CPA Firm, as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted, CPA regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s director, being Tony Cinotti. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of June 30, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of our directors and executive officers of our Company as at June 30, 2010:

Name and Address	Position	Age
Tony Cinotti (*)	Director (1)	58

(*)	Member of the Audit Committee.

(1)	Tony Cinotti was appointed a Director on November 30, 2009.

Each of the director names above will serve until the next Annual Meeting of Stockholders or until their successors is duly elected and has qualified.  Director is elected for a one year term at the Annual General Meeting of Stockholders.   Director will hold his positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated.  There is no arrangement or understanding between any of our director or officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the directors of our Board of Directors. There are also no arrangements, agreements or understanding between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Historical Backgrounds of our director

Tony Cinotti has over 35 years experience in the Financial Industry. He began his career with Kuhn Loeb & Company managing all systems and data center operations. He continued his career with Morgan Stanley and managed Equity and Government Trading as well as Broker Commissions and Management and Planning systems. Upon leaving Morgan Stanley he founded DP Sciences Inc., which provided Management and Systems consulting to the financial community. The company was contracted to build and manage systems and data centers for various financial clients. DP Sciences was also a service organization processing over 97% of all Equity IPO's (Initial Public Offerings) for over 30 clients. Tony also owned seats on The New York Futures Exchange and was a registered Floor Broker. He was the co-inventor on two method patents for processing transactions on 3G phones. Tony has a Bachelors degree in Management from Baruch College.

Tony Cinotti was instrumental in bringing the iMobile Interactive and VerifySmart alliance to fruition. iMobile currently interfaces with almost every phone company in the world.

Our Audit Committee

On November 30, 2009 our Board of Directors appointed Tony Cinotti to our Audit Committee and on the same dated adopted an Audit Committee Charter.  Tony Cinotti cannot be considered an “audit committee financial expert” as defined in Item 407 of Sarbanes-Oxley Act of 2002.  The Audit Committee Members will have to search and find an individual who meets these requirements.   This has not occurred.

Our Audit Committee Charter requires that its members monitor the following:

●	the integrity of the financial statement of our Company;

●	the compliance by our Company with legal and regulatory requirements;

●	the independence and performance of our Company’s external auditors;

●	make regular reports to our Board of Directors;

●	review the annual financial statements, independence of auditors and fees to be paid to the independent auditors; and

●	report to our Board of Directors on legal, accounting and management matters.

Apart from the Audit Committee, our Company does not have any other Board committees.

Family Relationships between our Director

There is no family relationship with Tony Cinotti.

Significant Employees

We have not yet reached the stage in our business development whereby we can justify hiring additional employees other than our director who are presently doing the work that employees will be doing in the future.

Conflicts of Interest

We believe that Tony Cinotti will not be subject to conflicts of interest.  We adopted a Code of Ethics which details the responsibilities of our directors and officers.

Other Directorships

Tony Cinotti is director of any other company trading on the OTCBB or any other public market.  This might not be the case in the future but as at the date of this prospectus they are not officers or directors of any other public company.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings, or any corporation or business association of which he was an executive officer at or within the last two year before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person  regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

        (ii)           engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under paragraph (3) (i) above, or to be associated with persons engaged in any such activities; or

(5)
was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Promoters and Control Persons

Tony Cinotti is considered promoters of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, since they were instrumental in setting up the Company, putting in the initial “seed capital” and seeking out other investors to participate in the private placement.   They are also control persons since jointly they own Nil of our issued common shares. There are no other promoters involved with our Company.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by our Company from May 31, 2006 (date of inception) to June 30, 2010, for each of our officers and directors.   This information includes dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.   The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compens-ation ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compens-ation ($)

Howard Gelfand Former President, Chief Executive Officer and Chief Financial Officer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Manly Shore Former President, Chief Executive Officer, Chief Financial Officer and Director	2008 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Adi Muljo Former VP Business Development and Director	2008 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Ralph Santos Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2008 2009	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Tony Cinotti Director	2009 2010	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

We have not paid any salaries in 2007, 2008, 2009 and 2010 to date, and we do not anticipate paying any salaries at any time during the forthcoming year.   We will not be paying salaries until we have adequate funds to do so.

Board of Directors’ Meeting

Our Director has not had an official Board of Directors’ meeting since our inception.   All authorization for any action has been done by Consent Resolutions to date.

Retirement, Post-Termination and Change of Control

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other future employees, nor do we have post-termination or change in control arrangements with director or anyone else, but our Board of Directors may recommend adoption of one or more such programs in the future if our cash position and operating revenues warrant it.

Employment Agreements with Executive Director

There are no employment agreements with any director of our Company.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at June 30, 2010, the zero number of shares owned beneficially by each of our director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares.

The 21,165,000 shares are restricted securities, as defined by Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.  Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a broker transaction or in a transaction directly with a market maker.

DESCRIPTION OF SECURITIES

Our authorized capital consists of 250,000,000 shares of common stock, par value $0.001 per share, of which 52,215,000 shares are issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Tony Cinotti, Director	Nil	0%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Albury Investments Ltd.6% Suite 801, 8F, Tower 1, The Gateway, 25 Canton Road, TST, Kowloon, Hongkong	3,375,000	6%

Cede & Co. PO Box 222, Bowling Green Station New York, NY 10274	11,770,300	23%

Dartmore International Inc. Ste 13, Oliaji Trade Centre, Francis Rachel St. Victotia Mahe SEY	3,750,000	7%

Enavest Internacional SA 200 W 400S Plaza Mayor San Jose, COS	3,750,000	7%

Executor Capital Inc. 60 Market Square Belize City, Belize	3,000,000	6%

Medford Financial Ltd 60 Market Square Belize City, Belize	3,100,000	6%

Sierra Growth Inc. Henville Building Charlestown, Nevis	4,200,000	6%

Strand Group Ltd. Henville Building Charlestown, Nevis	4,392,500	8%

Stonehurst Limited Suite 13 Oliaja Trade Centre Fracis Rachel Street Victoria, Seychelles	3,800,000	7%

 (1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on
June 30, 2010. As of June 30, 2010., there were 52,215,000 shares of our company's common stock issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

In addition, the shares of common stock are not convertible into any other securities.  There are no restrictions on dividends under any loan or other financing arrangements.

Dividend Policy

As of the date of this Form 10-K, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

We have engaged the services of Holladay Stock Transfer Inc., 2939 North 67th Place, Suite C, Scottsdale, AZ 85251, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since May 31, 2006 (date of inception ) to June 30, 2010 and thereafter to the date of this Form 10-K, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director, executive officer, any security holder or related party who is known by us to own of record or beneficially more than 5% of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, from May 31, 2006 (date of inception) to June 30, 2010, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of the common shares of our Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our director is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on May 31, 2006, a Code of Business Ethics and Control for the Board of Directors (the “Code”). Verify Smart Corp.’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Verify Smart Corp.  and its director to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2010 and for fiscal year ended June 30, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30,
	2010	2009
Audit Fees	$20,750	$10,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,750	$10,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Statements of Cash Flows for the years ended June 30, 2010 and 2009 and for the period from May 31, 2006 (date of inception) to June 30, 2010	35

Notes to the Financial Statements	36

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Verify Smart Corp.’s Registration Statement on Form 2S-2 filed on August 10, 2006)

3(ii)	By-laws (incorporated by reference from Verify Smart Corp.’s Registration Statement on Form S-1 filed on July 21, 2008)

3(iii)	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

3(iv)	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

10	Material Contracts

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

10.3	Consulting Agreement with Duke Enterprises LLC (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.4	Consulting Agreement with New Vision Consulting Corporation (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.5	Consulting Agreement with Wei ("David") Cheng (incorporated by reference from our Current Report on Form 8-K filed on August 20, 2009)

10.6	Investment Purchase Agreement with Black Diamond Investment Group Corp. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.7	Consulting Agreement with Cohen Independent Research Group (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.8	Compensation Agreement with AMG Group Inc.(incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009)

10.9	Company issued 500,000 shares to Black Diamond Investment Group Corp.(incorporated by reference from our Current Report on Form 8-K filed on November 12, 2009)

10.10	A 50/50 revenue sharing Agreement with iPay Commerce Ventures(incorporated by reference from our Current Report on Form 8-K filed on November 16, 2009)

10.11	A 50/50 revenue sharing Agreement with iPay Commerce Ventures(incorporated by reference from our Current Report on Form 8-K filed on November 16, 2009)

10.12	Consulting Agreement with Eileen Duperron, Kim Baker and Intentional and Purposeful Living(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2009)

10.13	Ssettlement and license agreement with Vinema Company Ltd.(incorporated by reference from our Current Report on Form 8-K filed on December 4, 2009)

10.14	Appointing Tony Cinotti as our sole director.(incorporated by reference from our Current Report on Form 8-K filed on December 31, 2009)

10.15	Clarify that the purported agreement with Vinema was not validly (incorporated by reference from our Current Report on Form 8-K filed on February 10, 2010)

31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP.

Date:	September 28, 2010	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	September 28, 2010	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Chang G. Park, CPA, Ph. D. t 2667 CAMINO DEL RIO S. PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Verify Smart Corp.

We have audited the accompanying balance sheets of Verify Smart Corp. (A Development Stage “Company”) as of June 30, 2010 and 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from May 31, 2006 (inception) through June 30, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verify Smart Corp. as of June 30, 2010 and 2009, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

September 28, 2010
San Diego, CA. 92108

Verify Smart Corp.
(Development Stage Company)
Balance Sheets

	As of	As of
	June 30	June 30
	2010	2009

ASSETS

Current Assets
Cash	$9,728	$9,733
Prepaid expense- short term	212,570	413,643
Total Current Assets	222,298	423,376

Other Assets
Prepaid expense-long term	26,563	-
Deposit	-	10,626
Total Other Assets	26,563	10,626

Total Assets	248,861	434,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$20,289	$8,718
Loan payable	111,999	35,947
Total Current Liabilities	132,288	44,665

Total Liabilities	132,288	44,665

Contingencies and Commitments

Stockholders' Equity
Common Stock, $0.001 par value, 250,000,000 shares authorized;
52,215,000 and 61,025,000 shares issued and outstanding as of June 30, 2010 and 2009	52,215	61,025
Additional Paid-in Capital	1,378,907	852,097
Deficit Accumulated During the Development Stage	(1,314,549)	(523,785)
Total Stockholders' Equity	116,573	389,337

Total Liabilities and Stockholders' Equity	$248,861	$434,002

The accompanying notes are an integral part of these financial statements.

Verify Smart Corp.
(Development Stage Company)
Statement of Operations June 30, 2010
			May31,2006
	Year	Year	(Inception)
	Ended	Ended	through
	Jun 30,2010	Jun 30,2009	Jun 30,2010

REVENUES
Revenues	-	-	-
Total Revenues	$-	$-	$-

Operation Expenses
General & Administrative expenses	52,072	16,911	81,215
Professional fees	51,804	26,735	95,240
Management fees	681,954	449,423	1,131,376
Total operation expenses	785,830	493,069	1,307,831

Gain (Loss) from operations	(785,830)	(493,069)	(1,307,831)
Other Income and (expenses)
Interest Expense	(212)	-	(212)
Exchange Gain (loss)	(4,722)	(1,784)	(6,506)
Total Other Income and (expenses)	(4,934)	(1,784)	(6,718)

Net Loss	$(790,764)	$(494,853)	$(1,314,549)

Net Gain (Loss) Per Share - Basic and Diluted	$ (0.01)	$(0.01)
Weighted Average Shares Outstanding	55,297,521	60,252,041

The accompanying notes are an integral part of these financial statements.

Verify Smart Corp.
(Development Stage Company)
Statements of Stockholders' Equity
From May 31,2006 (Inception date) to June 30, 2010

	Common stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)		10,000

Net loss for the period		0	0	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	0	40,000

Net loss for the year				(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year				(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735		851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362		11,372

Net loss for the year				(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810		518,000

Stock cancelled	(10,000,000)	(10,000)	10,000		0

Net loss for the year				(790,764)	(790,764)

Balance - June 30, 2010	52,215,000	52,215	1,378,907	(1,324,549)	116,573

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.
(Development Stage Company)
STATEMENTS OF CASH FLOWS
June 30, 2010

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	May 31, 2006 (inception) through to June 30, 2010
OPERATING ACTIVITIES
Net income (loss)	$(790,764)	$(494,853)	$(1,307,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Foreign exchange gain(loss)
Stock-based compensation	692,569	448,733	1,133,957
Changes in operating Activities
Prepaid expense	10,626	(8,626)	-
Accounts payable	11,517	8,555	20,289
Net Cash Used in Operating Activities	(76,052)	(46,191)	(153,353)
Investing Activities
Deposit decrease	-	(10,626)	-
Net Cash Provide by Investment Activities:	-	(10,626)	-

Financing Activities
Issuance of common stock	-	12,500	52,215
Share issuance costs	-	(1,128)	(1,128)
Proceeds from loan payable	76,052	35,947	111,999
Net Cash Provided by Financing Activities	$76,052	47,319	163,086
(Decrease) Increase in Cash	-	(9,498)	9,733
Cash at beginning of period	9,733	19,231	-
Cash – End of Period	$9,733	$9,733	$9,733

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--
Non-Cash investing and financing activities Common stock issued for services	$518,000	$851,750	$1,369,750

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.
(Development Stage Company)
Notes to the Financial Statements
June 30, 2010

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

BASIC EARNINGS (LOSS) PER SHARE

Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC effective May 31, 2006 (date of inception).

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

VERIFY SMART CORP.
(Development Stage Company)
Notes to the Financial Statements
June 30, 2010

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

RECENT ACCOUNTNG PRONOUNCEMENTS

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

In  February  2010,  the FASB issued  Accounting  Standards  Update  ("ASU") No.2010-09,  "Amendments to Certain Recognition and Disclosure  Requirements" ("ASU2010-09"),  which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to June 30, 2010 and generated a net loss of $1,314,549. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $9,728 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. LOAN PAYABLE

During the year ended June 30, 2010, the Company received a loan from an unrelated party in the amount of $111,999, non interest bearing.

VERIFY SMART CORP.
(Development Stage Company)
Notes to the Financial Statements
June 30, 2010

NOTE 5. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6. RELATED PARTY TRANSACTIONS

The director of the Company may, in the future, become involved in other business opportunities as they become available, they may face a conflict in selecting between the Company and their other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. INCOME TAXES
                                                                                  As of June 30, 2009
                                                                                  ------------------------
 Deferred tax assets:
        Net operating tax carryforwards                               $   178,928
        Tax rate                                                                                       34%

     Gross deferred tax assets                                                    60,836
     Valuation allowance                                                           (60,836)
                                                                                                  -----------
     Net deferred tax assets                                                  $             0
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

NOTE 8. NET OPERATING LOSSES

As of June 30, 2010, the Company has a net operating loss carryforwards of approximately $178,928. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

VERIFY SMART CORP.
(Development Stage Company)
Notes to the Financial Statements
June 30, 2010

NOTE 9. STOCK TRANSACTIONS (CONTINUED)

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

On May 27, 2009, the Company issued 10,000 shares of common stock at $1.25 per share for cash proceeds of $12,500.  The Company paid finders’ fee of $1,128 (Cdn$1,250) in connection with the private placement.

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

As of June 30, 2010 the Company had 52,215,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2010: Common stock, $ 0.001 par value: 250,000,000 shares authorized; 52,215,000 shares issued and outstanding.

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

VERIFY SMART CORP.
(Development Stage Company)
Notes to the Financial Statements
June 30, 2010

NOTE 11. JOINT VENTURE AGREEMENT (CONTINUED)

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

As of June 30, 2010, the joint venture corporation has not yet been formed.

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

b)
On June 1, 2009, the Company entered into a consulting agreement with David Karpa wherein David Karpa has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on November 30, 2009. On June 1, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $50,000 to David Karpa for services to be provided over a six month period. As at June 30, 2010, $50,000 was recognized as consulting expense.

c)
On July 14, 2009, the Company entered into a consulting agreement with Wei Cheng wherein Wei Cheng has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on January 14, 2010. On August 15, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $26,500 to Wei Cheng for agreeing to enter into this agreement. The Company shall also provide Cheng 50,000 shares of common stock, released in increments of 12,500 shares at the end of each 60 days period, commencement upon the agreement date. At March 31, 2010, $26,500 was recognized as consulting expense and $53,000 was canceled on June 30, 2010.

d)
On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group (“Cohen”) wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over a two year periods. As at June 30, 2010, $212,570 is included in prepaid expenses-short-term and $26,563 in prepaid expense-long-term and will be recognized over the remaining term of the consulting agreement. At June 30, 2010, $185,867 was recognized as consulting expense.

VERIFY SMART CORP.
(Development Stage Company)
Notes to the Financial Statements
June 30, 2010

NOTE 12. COMMITMENTS (CONTINUED)

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

ii)	the Company shall pay AMG a monthly fee of $5,000 from July 1 to March 31.

On March 31, 2010, the agreement was terminated and AMG waive the payable $45,000

f)
On November 15, 2009, we entered into a consulting agreement with Eileen Duperron wherein Eileen Duperron has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 40,000 restricted common shares at a fair value of $19,000 of our company. The agreement expires on May 15, 2010. At June 30, 2010, $19,000 was recognized as consulting expense.

g)
On November 15, 2009, we entered into a consulting agreement with Kim Baker wherein Kim Baker has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expires on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense.

h)
On November 15, 2009, we entered into a consulting agreement with Intentional and Purposeful Living wherein Intentional and Purposeful Living has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expires on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense.