Form 10-Q
period 2010-09-30
VERIFY SMART CORP.
filed 2010-11-15
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2010

                                       or

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

                      57 Montague Street, Brooklyn NY 11201
                    (Address of principal executive offices)

                                  718 855 7136
              (Registrant's telephone number, including area code)

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

52,787,000 common shares issued and outstanding as of November 11, 2010

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2010, and our results of operations, and our cash flows for the three month period ended September 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

                                VERIFY SMART CORP
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                   Sept. 30,               June 30,
                                                                      2010                   2010
                                                                  ------------           ------------
                                     ASSETS

Current Assets
  Cash                                                            $      2,728           $      9,728
  Prepaid expenses                                                     185,137                212,570
                                                                  ------------           ------------
                                                                       187,865                222,298
Other Assets                                                                 0                 26,563
                                                                  ------------           ------------

                                                                  $    187,865           $    248,861
                                                                  ============           ============

                                   LIABILITIES

Current Liabilities
  Accounts payable                                                $     11,266           $     20,289
  Loan payable                                                         114,999                111,999
                                                                  ------------           ------------
                                                                       126,265                132,288
                                                                  ============           ============

Shareholders' Equity
  Common stock,$0.001 par value, 240,000.000 authorized;
   52,785,0000 issued and outstanding                                   52,215                 52,215
  Additional Paid-In Capital                                         1,378,907              1,378,907
  Accumulated Deficit                                               (1,369,522)            (1,314,549)
                                                                  ------------           ------------
                                                                        61,600                116,573
                                                                  ------------           ------------
                                                                  $    187,865           $    248,861
                                                                  ============           ============


         The accompanying notes are an integral part of these statements

                                VERIFY SMART CORP
                          (A Development Stage Company)
                 STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                     Three Months Ended
                                             -----------------------------------           Inception to
                                               Sept. 30,              Sept. 30,              Sept. 30,
                                                 2010                   2009                   2010
                                             ------------           ------------           ------------
REVENUES                                     $         --           $         --           $         --
                                             ------------           ------------           ------------

EXPENSES
  General and administrative                          247                 31,180                 81,462
  Professional fees                                   730                 17,831                 95,970
  Management fees                                  53,996                476,496              1,185,372
                                             ------------           ------------           ------------
                                                   54,973                525,507              1,362,804
                                             ------------           ------------           ------------
(LOSS) FROM OPERATIONS
  Interest expense                                      0                      0                    212
  Exchange gain (loss)                                  0                 (3,191)                 6,506
                                             ------------           ------------           ------------
                                                        0                 (3,191)                 6,718
                                             ------------           ------------           ------------
NET LOSS                                          (54,973)              (522,316)            (1,369,522)

ACCUMULATED DEFICIT - OPENING                  (1,314,549)              (523,785)                     0
                                             ------------           ------------           ------------

ACCUMULATED DEFICIT - ENDING                 $   (369,522)          $   (046,101)          $ (1,369,522)
                                             ============           ============           ============

Net (loss) per share                                 0.00                  (0.01)
                                             ============           ============

Weighted average shares outstanding            52,785,000             61,578,261
                                             ============           ============


         The accompanying notes are an integral part of these statements

                                VERIFY SMART CORP
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended
                                           -----------------------------------         Inception to
                                               Sept. 30,              Sept. 30,          Sept. 30,
                                                 2010                   2009               2010
                                           -----------           -----------           -----------
OPERATING ACTIVITIES
  Net income (loss)                        $   (54,973)          $  (528,698)          $(1,362,577)
  Cash provided by (used)
    Stock-based compensation                        --               439,412             1,133,957
  Changes in
    Prepaid expenses                            53,996                10,626                53,996
    Accounts payable                            (9,023)               55,691                11,266
                                           -----------           -----------           -----------
      Net cash used in operations              (10,000)              (22,969)             (163,358)
                                           -----------           -----------           -----------

FINANCING ACTIVITIES
  Issuance of common stock                          --                    --           $    52,215
  Share issue costs                                 --                    --           $    (1,128)
  Proceeds from loan payable                     3,000                22,969               114,999
                                           -----------           -----------           -----------
      Net cash from financing                    3,000                22,969               166,086
                                           -----------           -----------           -----------

INCREASE (DECREASE) IN CASH                     (7,000)                    0                 2,728

Cash, beginning of period                        9,728                 9,728                     0
                                           -----------           -----------           -----------

CASH END OF PERIOD                         $     2,728           $     9,728           $     2,728
                                           ===========           ===========           ===========


         The accompanying notes are an integral part of these statements

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

In June 2009, the FASB issued guidance now codified as ASC 105, GENERALLY ACCEPTED ACCOUNTING PRINCIPLES as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards. The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

                               Verify Smart Corp.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to September 30, 2010 and generated a cumulative net loss of $1,369,522. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $2,728 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. LOAN PAYABLE

At September 30, 2010, the Company owes $114,999 (June 30, 2010 -$111,999) loans from an unrelated party.

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

NOTE 7. INCOME TAXES

As of September 30, 2010, the Company had operating loss carry forwards of $1,369,522. Realization of the resulting deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded no deferred tax benefit.

NOTE 8. NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carryforwards of approximately $1,369,522. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

On March 25, 2009, the Company issued 750,000 shares of common stock at a fair value of $0.75 per share, amounting to $562,500, pursuant to a consulting agreement.

On March 30, 2009, the Company issued 100,000 shares of common stock at a fair value of $0.75 per share, amounting to $75,000, pursuant to a consulting agreement.

On April 9, 2009, the Company issued 15,000 shares of common stock at a fair value of $2.05 per share, amounting to $30,750, pursuant to a consulting agreement.

On May 1, 2009, the Company issued 100,000 shares of common stock at a fair value of $1.34 per share, amounting to $134,000, pursuant to a consulting agreement.

On May 27, 2009, the Company issued 10,000 shares of common stock at $1.25 per share for cash proceeds of $12,500. The Company paid finders' fee of $1,128 (Cdn$1,250) in connection with the private placement.

On June 1, 2009, the Company issued 50,000 shares of common stock at a fair vale $1 per share, amounting to $50,000, pursuant to a consulting agreement.

On July 14, 2009, the Company enter a consulting service agreement and issued 50,000 shares of restricted common stock at a fair vale $0.53 per share, amounting to $26,500 as compensation.

On August 15, 2009, the Company completed a private placement and issued 500,000 shares of common stock to Black Diamond Investment Group ("Black Diamond") at $0.50 per share for cash proceeds of $250,000. The consulting agreement was

                               Verify Smart Corp.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


entered between Black Diamond and Verify Smart Corp, a private company located in British Virgin Island. Accordingly, these shares were issued in error. The shares are being returned to treasury for cancellation and the correct share issuance will take place from the private. The Company has treated the shares as unissued.

On August 14, 2009, the Company enter a consulting service agreement and issued 1,000,000 shares of common stock at a fair vale $0.425 per share, amounting $425,000 as compensation.

As of September 30, 2010 the Company had 52,785,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010: Common stock, $ 0.001 par value:
250,000,000 shares authorized; 52,785,000 shares issued and outstanding.

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

As of September 30, 2010, the joint venture corporation has not yet been formed.

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

b) On June 1, 2009, the Company entered into a consulting agreement with David Karpa wherein David Karpa has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expires on November 30, 2009. On June 1, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $50,000 to David Karpa for services to be provided over a six month period. As at June 30, 2010, $50,000 was recognized as a consulting expense.

c) On July 14, 2009, the Company entered into a consulting agreement with Wei Cheng wherein Wei Cheng has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted shares of common stock. The agreement expired on January 14, 2010. On August 15, 2009, the Company issued 50,000 restricted shares of common stock at a fair value of $26,500 to Wei Cheng for agreeing to enter into this agreement. The Company shall also provide Cheng 50,000 shares of common stock, released in increments of 12,500 shares at the end of each 60 day period, commencement upon the agreement date. At March 31, 2010, $26,500 was recognized as consulting expense and $53,000 was canceled on June 30, 2010.

d) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at September 30, 2010, $185,137 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

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

In consideration of the consulting services provided by AMG, the Company hereby agrees to pay AMG the compensation as follows:

     i) asset acquisition, merger, or other value acquisition or disposition(the "Event") - the Company will pay within 30 days of closing of such an Event an amount equal to, at AMG' election, 5% in cash or 10% in common stock with the stock priced at the weighted average stock price for the year, on the stated value of the Event or, failing contractual value, the fair market value of the Event;
     ii) card issuers or internet users - the Company will pay to AMG an amount of 10% of cash flow received by the Company (less direct third party costs) from bank, and any other business paying the Company based on card use or internet use of the Company's products for the first five years and 5% thereafter for an additional five years. For the first institution of in excess of one million cards signed, the Company will pay AMG one million common shares of the Company.
     iii) the Company shall pay AMG a monthly fee of $5,000 starting July 1, 2010 and pre-approved expenses.

f) The Company entered in to a five year office lease agreement effective May 1, 2009. Under the terms of the lease, the Company is required to make payments of approximately $7,170 per month (342,000 Philippine pesos) for rent and operating costs. Future minimum payments are as follows:

                   2011                  87,170
                   2012                  90,851
                   2013                  94,716
                   2014                  56,803
                                      ---------

                                      $ 329,540
                                      =========

NOTE 13. SUBSEQUENT EVENTS

Pursuant to ASC 855, the Company has evaluated all events or transactions that occurred from September 30, 2010 through November 11, 2010, the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

CORPORATE OVERVIEW

The address of our principal executive office 57 Montague Street, Brooklyn NY 11201. Our telephone number is 718 855 7136

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

Under the license, Ralph Santos will receive a 10% carried equity interest in the Gateway internet business of the joint venture corporation. Mr. Santos is also a significant equity owner in Verified Transactions Corp. and Verified Capital Corp.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

As of September 30, 2010, our total assets were $435,613 and our total liabilities were $187,865. We had a working capital surplus of $61,600. Our financial statements report a net loss of $54,973 for the three months ended September 30, 2010, and a net loss of $1,369,522 for the period from May 31, 2006 (inception) to September 30, 2010.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on our company's financial statements, but did eliminate all references to pre-codification standards. Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

As of September 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of September 30, 2010, our cash available was approximately $2,733. In the foreseeable future, we expect to incur significant expenses if we acquire and develop our new business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

                                      VERIFY SMART CORP.
                                        (Registrant)


November 15, 2010                     /s/ Tony Cinotti
                                      -----------------------------
                                      Tony Cinotti
                                      Director