Form 10-Q
period 2010-12-31
VERIFY SMART CORP.
filed 2011-02-14
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended December 31, 2010

                                       or

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

52,785,500 common shares issued and outstanding as of February 11, 2011

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2010, and our results of operations, and our cash flows for the six month period ended December 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

                                VERIFY SMART CORP
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                               December 31,            June 30,
                                                                  2010                   2010
                                                              ------------           ------------
                               ASSETS
Current Assets
  Cash                                                        $      2,728           $      9,728
  Prepaid expenses                                                 132,012                212,570
                                                              ------------           ------------
                                                                   134,740                222,298
Other Assets                                                             0                 26,563
                                                              ------------           ------------

                                                              $    134,740           $    248,861
                                                              ============           ============

                            LIABILITIES
Current Liabilities
  Accounts payable                                            $     11,386           $     20,289
  Loan payable                                                     114,999                111,999
                                                              ------------           ------------
                                                                   126,385                132,288
                                                              ------------           ------------
Shareholders' Equity
  Common stock,$0.001 par value, 240,000.000 authorized;
   52,785,0000 issued and outstanding                               52,215                 52,215
  Additional Paid-In Capital                                     1,378,907              1,378,907
  Accummulated Deficit                                          (1,422,767)            (1,314,549)
                                                              ------------           ------------
                                                                     8,355                116,573
                                                              ------------           ------------

                                                              $    134,740           $    248,861
                                                              ============           ============


         The accompanying notes are an integral part of these statements

                                VERIFY SMART CORP
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                  Six Months Ended
                                      ----------------------------      -----------------------------     Inception to
                                      December 31,    December 31,      December 31,     December 31,     December 31,
                                          2010            2009              2010             2009             2010
                                      ------------    ------------      ------------     ------------     ------------
REVENUES                              $         --    $         --      $         --     $         --     $         --
                                      ------------    ------------      ------------     ------------     ------------
EXPENSES
  General and administrative                   120           9,564               367           40,744           81,829
  Professional fees                              0          18,166               730           35,997           95,970
  Management fees                           53,125         127,916           107,121          604,412        1,292,493
                                      ------------    ------------      ------------     ------------     ------------
                                            53,245         155,646           108,218          681,153        1,470,292
                                      ------------    ------------      ------------     ------------     ------------
(Loss) from Operations
  Interest expense                               0          (1,564)                0           (4,755)             212
  Exchange gain (loss)                           0               0                 0                0            6,506
                                      ------------    ------------      ------------     ------------     ------------
                                                 0          (1,564)                0           (4,755)           6,718
                                      ------------    ------------      ------------     ------------     ------------

NET LOSS                              $    (53,245)   $   (157,210)     $   (108,218)    $   (685,908)    $ (1,463,574)
                                      ============    ============      ============     ============     ============

Net (loss) per share                  $       0.00    $       0.00      $       0.00     $       0.00
                                      ============    ============      ============     ============

Weighted average shares outstanding     52,785,000      55,081,304        55,081,304       55,081,304
                                      ============    ============      ============     ============


         The accompanying notes are an integral part of these statements

                                VERIFY SMART CORP
                           (Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                           Three Months Ended                  Six Months Ended
                                      ----------------------------      -----------------------------     Inception to
                                      December 31,    December 31,      December 31,     December 31,     December 31,
                                          2010            2009              2010             2009             2010
                                      ------------    ------------      ------------     ------------     ------------
OPAERATING ACTIVITIES
  Net income (loss)                   $    (53,245)   $   (157,210)     $   (108,218)    $   (685,908)    $ (1,415,822)
  Cash provided by (used)
    Stock-based compensation                     0          97,044                 0          536,456        1,133,957
  Changes in
    Prepaid expenses                        53,125           7,830           107,121           10,626          107,121
    Accounts payable                           120          29,367            (8,903)          84,987           11,386
                                      ------------    ------------      ------------     ------------     ------------
       Net cash used in operations               0         (22,969)          (10,000)         (53,839)        (163,358)
                                      ------------    ------------      ------------     ------------     ------------

FINANCING ACTIVITIES
  Issuance of common stock                       0               0                 0                0           52,215
  Share issue costs                              0               0                 0                0           (1,128)
  Proceeds from loan payable                     0          22,969             3,000           53,839          111,999
                                      ------------    ------------      ------------     ------------     ------------
       Net cash from financing                   0          22,969             3,000           53,839          163,086
                                      ------------    ------------      ------------     ------------     ------------

INCREASE (DECREASE) IN CASH                      0               0            (7,000)               0             (272)
Cash, beginning of period                   (2,728)          9,728             9,728            9,728                0
                                      ------------    ------------      ------------     ------------     ------------

CASH END OF PERIOD                    $     (2,728)   $      9,728      $      2,728     $      9,728     $       (272)
                                      ============    ============      ============     ============     ============


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

                               VERIFY SMART CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to December 31, 2010 and generated a cumulative net loss of $1,369,522. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $2,728 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. LOAN PAYABLE

At December 31, 2010, the Company owes $114,999 (June 30, 2010 -$111,999) loans from an unrelated party.

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

NOTE 7. INCOME TAXES

As of December 31, 2010, the Company had operating loss carry forwards of $1,369,522. Realization of the resulting deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded no deferred tax benefit.

NOTE 8. NET OPERATING LOSSES

As of December 31, 2010 the Company has a net operating loss carryforwards of approximately $1,369,522. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

On August 15, 2009, the Company completed a private placement and issued 500,000 shares of common stock to Black Diamond Investment Group ("Black Diamond") at $0.50 per share for cash proceeds of $250,000. The consulting agreement was entered between Black Diamond and Verify Smart Corp, a private company located

                               VERIFY SMART CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


in British Virgin Island. Accordingly, these shares were issued in error. The shares are being returned to treasury for cancellation and the correct share issuance will take place from the private. The Company has treated the shares as unissued.

On August 14, 2009, the Company enter a consulting service agreement and issued 1,000,000 shares of common stock at a fair vale $0.425 per share, amounting $425,000 as compensation.

As of December 31, 2010 the Company had 52,785,000 shares of common stock issued and outstanding.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010: Common stock, $ 0.001 par value:
250,000,000 shares authorized; 52,785,000 shares issued and outstanding.

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

As of December 31, 2010, the joint venture corporation has not yet been formed.

                               VERIFY SMART CORP.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 12. COMMITMENTS

a) On March 30, 2009, the Company entered into a consulting agreement with New Vision Consulting Corporation wherein New Vision has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. As further compensation for services to be rendered, New Vision shall receive an additional 500,000 restricted common shares prior to July 31, 2009. The agreement expired on September 30, 2009. On May 19, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $750,000 to New Vision for services to be provided over a six month period. On July 15, 2009, the consulting agreement was terminated as New Vision was unable or unwilling to perform the services. The Company asked for return the issued shares for cancellation (Note 13(a)).

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

d) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at December 31, 2010, $185,137 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

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

f) The Company entered in to a five year office lease agreement effective May 1, 2009. Under the terms of the lease, the Company is required to make payments of approximately $7,170 per month (342,000 Philippine pesos) for rent and operating costs. Future minimum payments are as follows:

                   2011               $  87,170
                   2012                  90,851
                   2013                  94,716
                   2014                  56,803
                                      ---------

                                      $ 329,540
                                      =========

NOTE 13. SUBSEQUENT EVENTS

Pursuant to ASC 855, the Company has evaluated all events or transactions that occurred from December 31, 2010 through February 10, 2011, the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

As of December 31, 2010, our total assets were $435,613 and our total liabilities were $187,865. We had a working capital surplus of $61,600. Our financial statements report a net loss of $54,973 for the three months ended December 31, 2010, and a net loss of $1,369,522 for the period from May 31, 2006 (inception) to December 31, 2010.

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

As of December 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of December 31, 2010, our cash available was approximately $2,733. In the foreseeable future, we expect to incur significant expenses if we acquire and develop our new business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

                                      VERIFY SMART CORP.
                                        (Registrant)


Dated: February 11, 2011              /s/ Tony Cinotti
                                      ------------------------------------
                                      Tony Cinotti
                                      Director