Form 10-Q
period 2011-03-31
VERIFY SMART CORP.
filed 2011-05-16
CIK 1370292

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2011

                                       or

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

52,785,500 common shares issued and outstanding as of May 12, 2011

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2011, and our results of operations, and our cash flows for the nine month period ended March 31, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

                                VERIFY SMART CORP
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                            March 31,2011         June 30,2010
                                                            -------------         ------------
                                     ASSETS

Current Assets
  Cash                                                       $     2,728           $     9,728
  Prepaid expenses                                                78,887               212,570
                                                             -----------           -----------
                                                                  81,615               222,298

Other Assets                                                           0                26,563
                                                             -----------           -----------
                                                             $    81,615           $   248,861
                                                             ===========           ===========

                                   LIABILITIES

Current Liabilities
  Accounts payable                                           $    11,858           $    20,289
  Loan payable                                                   114,999               111,999
                                                             -----------           -----------
                                                                 126,857               132,288
                                                             -----------           -----------
Shareholders' Equity
  Common stock,$0.001 par value, 240,000,000 authorized;
   52,785,0000 issued and outstanding                             52,215                52,215
  Additional Paid-In Capital                                   1,378,907             1,378,907
  Accummulated Deficit                                        (1,476,364)           (1,314,549)
                                                             -----------           -----------
                                                                 (45,242)              116,573
                                                             -----------           -----------

                                                             $    81,615           $   248,861
                                                             ===========           ===========


         The accompanying notes are an integral part of these statements

                                VERIFY SMART CORP
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended                   Nine Months Ended
                              --------------------------------    ---------------------------------     Inception to
                              March 31, 2011    March 31, 2010    March 31, 2011     March 31, 2010    March 31, 2011
                              --------------    --------------    --------------     --------------    --------------
REVENUES                       $         --      $         --      $         --       $         --      $         --
                               ------------      ------------      ------------       ------------      ------------
EXPENSES
  General & administrative              472               652               840             41,396            82,302
  Professional fees                       0             4,500               730             40,497            95,970
  Management fees                    53,125           105,792           160,246            710,204         1,345,618
                               ------------      ------------      ------------       ------------      ------------
                                     53,597           110,944           161,815            792,097         1,523,890
                               ------------      ------------      ------------       ------------      ------------
(Loss) from Operations
  Interest expense                        0                 0                 0                  0               212
  Exchange gain (loss)                    0                28                 0             (4,727)            6,506
                               ------------      ------------      ------------       ------------      ------------
                                          0                28                 0             (4,727)            6,718
                               ------------      ------------      ------------       ------------      ------------

NET LOSS                       $    (53,597)     $   (110,916)     $   (161,815)      $   (796,824)     $ (1,517,172)
                               ============      ============      ============       ============      ============

Net (loss) per share                   0.00              0.00              0.00              (0.01)
                               ============      ============      ============       ============
Weighted average shares
 outstanding (000 omitted)           52,785            52,215            52,785             56,321
                               ============      ============      ============       ============


         The accompanying notes are an integral part of these statements

                                VERIFY SMART CORP
                           (Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended                   Nine Months Ended
                                --------------------------------    ---------------------------------    Inception to
                                March 31, 2011    March 31, 2010    March 31, 2011    March 31, 2010    March 31, 2011
                                --------------    --------------    --------------    --------------    --------------
OPERATING ACTIVITIES
  Net income (loss)              $     53,597      $   (110,916)     $   (161,815)     $   (796,824)     $ (1,476,364)
  Cash provided by (used)
    Stock-based compensation                             49,360                             622,831         1,209,805
  Changes in
    Prepaid expenses                   53,125            53,125           160,246            10,626            78,887
    Accounts payable                      472             8,431            (8,431)          101,155            11,858
                                 ------------      ------------      ------------      ------------      ------------
Net cash used in operations                 0                 0           (10,000)          (62,212)         (175,814)
                                 ------------      ------------      ------------      ------------      ------------
FINANCING ACTIVITIES
  Issuance of common stock                  0                 0                 0                 0            52,215
  Share issue costs                         0                 0                 0                 0            (1,128)
  Proceeds from loan payable                0                 0             3,000            62,212           114,999
                                 ------------      ------------      ------------      ------------      ------------
Net cash from financing                     0                 0             3,000            62,212           166,086
                                 ------------      ------------      ------------      ------------      ------------

INCREASE (DECREASE) IN CASH                 0                 0            (7,000)                0           341,900
Cash, beginning of period               2,728             9,728             9,728             9,728                 0
                                 ------------      ------------      ------------      ------------      ------------

CASH END OF PERIOD               $      2,728      $      9,728      $      2,728      $      9,728      $   (341,900)
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

                               Verify Smart Corp.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                   (Unaudited)


NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to March 31, 2011 and generated a cumulative net loss of $1,369,522. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $2,728 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. LOAN PAYABLE

At March 31, 2011, the Company owes $114,999 (June 30, 2010 -$111,999) loans from an unrelated party.

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

NOTE 7. INCOME TAXES

As of March 31, 2011, the Company had operating loss carry forwards of $1,476,364. Realization of the resulting deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded no deferred tax benefit.

NOTE 8. NET OPERATING LOSSES

As of March 31, 2011 the Company has a net operating loss carryforwards of approximately $1,476,364. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

As of March 31, 2011, the joint venture corporation has not yet been formed.

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

d) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at March 31, 2011, $78,887 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

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

NOTE 13. SUBSEQUENT EVENTS

Pursuant to ASC 855, the Company has evaluated all events or transactions that occurred from March 31, 2011 through May 12, 2011, the date of issuance of the unaudited financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

As of March 31, 2011, our total assets were $81,615 and our total liabilities were $126,857. We had a working capital deficit of $45,242. Our financial statements report a net loss of $53,597 for the three months ended March 31, 2011, and a net loss of $1,476,364 for the period from May 31, 2006 (inception) to March 31, 2011.

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

WE HAVE LIMITED FUNDS AVAILABLE FOR OPERATING EXPENSES. IF WE DO NOT OBTAIN FUNDS WHEN NEEDED, WE WILL HAVE TO CEASE OUR OPERATIONS.

Currently, we have limited operating capital. As of March 31, 2011, our cash available was approximately $2,728. In the foreseeable future, we expect to incur significant expenses if we acquire and develop our new business. We may be unable to locate sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

                                      VERIFY SMART CORP.
                                        (Registrant)


Dated: May 13, 2011                   /s/ Tony Cinotti
                                      ------------------------------------
                                      Tony Cinotti
                                      Director