Form 10-K/A
period 2010-06-30
VERIFY SMART CORP.
filed 2012-09-13
CIK 1370292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes	[ ]	No	[ X ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

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

52,785,000 common shares outstanding as of September 13, 2012

EXPLANATORY NOTE

This Form 10-K/A (“Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission on September 28, 2010 (“Annual Report”). The purpose of this Amendment is to amend the following items in the Annual Report:

The purpose of this Amendment is to amend the following items in the Annual Report:

(i)

Disclosure of a private placement dated June 30, 2010 of 55,000 shares of common stock at $.10 per share for cash proceeds of $550,000, as well as issuance of 20,000 shares of common stock at a deemed fair value of $2,000 in connection with the private placement, and

.

(ii)	Disclosure of a dditional management fee s paid of $55,000 paid during the 12 months ended June 30, 2010. ~~.~~

We also filed our Code of Ethics and made certain miscellaneous, non-material changes to the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

none

TABLE OF CONTENTS

PART 1		Page

ITEM 1.	Business.	6

ITEM 1A.	Risk Factors.	13

ITEM 1B.	Unresolved Staff Comments.	18

ITEM 2.	Properties.	18

ITEM 3.	Legal Proceedings.	18

ITEM 4.	(Removed and Reserved)	18

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	19

ITEM 6	Selected Financial Date	20

ITEM 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	21

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk.	24

ITEM 8.	Financial Statement and Supplementary Data.	25

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	25

ITEM 9A	Controls and Procedures.	25

ITEM 9B	Other information	27

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance	27

ITEM 11.	Executive Compensation.	30

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	32

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	34

ITEM 14	Principal Accounting Fees and Services.	3

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	36

	SIGNATURES	38

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

ITEM 1A.   RISK FACTORS

Risk Factors

An investment in our securities involves a high degree of risk.  In evaluating our business and its future expectations, an investor should consider carefully the risk factors noted below.  Any of the following risk factor, if they occur, could seriously harm our business and its operations. There may be risk factors we do not know exist at this time and therefore they are not included in the risk factors listed below.   Even if they are deemed immaterial at the present time, they could develop whereby they will adversely affect our business.  Our shares are speculative by nature and therefore the risk of purchasing our share is high.   One should consider whether they can assume a loss of their entire investment.

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

We incurred net losses of $1,369,549 for the period from May 31, 2006 (inception) to June 30, 2010.  No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. No assurance can be given that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

PART II

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

Operation Statement Data

	For the year ended June 30, 2010	May 31, 2006 (date of incorporation) to June 30, 2010
Revenue	$-	$-
General and Administration	52,072	81,215
Professional fees	51,804	95,240
Management fees	736,954	1,186,376
Interest Expense	(212)	(212)
Exchange Gain (loss)	(4,722)	(6,506)
Net Gain(loss)	(845,764)	(1,369,549)
Weighted average shares outstanding (basic)	54,403,712
Weighted average shares outstanding (diluted)	54,403,712
Net loss per share (basic)	$(0.01)
Net loss per share (diluted)	$(0.01)

Balance Sheet Data:

Cash	$9,728
Total assets	248,861
Total liabilities	132,288
Total Shareholders’ equity	116,573

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

During the last year we raised initial seed capital from investors and engaged the services of Holladay Stock Transfer Inc. to act as our transfer agent.   The number and price per share subscribed for cash and issued for non-cash consideration was as follows (post-split):

Number of Shares	Amount
30,000,000	Shares subscribed for cash $10,000
30,000,000	Shares subscribed for cash 40,000
1,015,000	Shares for consulting fees – non-cash 851,750
10,000	Shares subscribed for cash 11,372
1,190,000	Shares for consulting fees – non-cash 518,000
(10,000,000)	Shares cancelled -
550,000	Shares subscribed for cash 55,000
20,000	Shares for finders fees- non-cash -
52,785,000	$ 1,486,125

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

Securities Authorized For Issuance under Equity Compensation Plans

We currently do not have any stock option or equity compensation plans or arrangements.

During the period from inception (May 31, 2006) to June 30, 2010 we have had accumulated losses of $1,369,549 which are as follows:

General & Administrative expenses	$81,215
Professional fees	95,240
Management fees	1,186,376
Interest Expense	(212)
Exchange loss	(6,506)
Total Losses:	$(1,369,549)

Our Company has no plant or significant equipment to sell and we have no intension to purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.  Our working capital equity as at June 30, 2010 is $90,010. We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current. If we are lucky enough to find mineralization which is economically feasible to remove it, we will attempt to raise additional money through subsequent private placements, public offering or loans.

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

Family Relationships between our Director

There are no family relationships among our current or former directors or officers.

Significant Employees

We have no significant employees other than Tony Cinotti, our sole officer and director. We currently rely on part-time, third party contractors to provide management, accounting and legal services on an as needed basis. We anticipate that, as our business develops, we will engage additional contractors on a part-time or full-time basis.

Conflicts of Interest

We have adopted a Code of Ethics that applies to, among other persons, our company’s principal executive officers and senior financial executives, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written policies to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in all reports and documents that the other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code; and

•

accountability for adherence to the Code.

Other Directorships

Tony Cinotti does not serve as a director of any other company trading on the OTCBB or any other public market.  This might not be the case in the future but as at the date of this prospectus they are not officers or directors of any other public company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the Company's common stock beneficially owned on June 30, 2010, for (i) each of the Company's executive officers and directors and (ii) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At June 30, 2010, 52.785.000 shares of the Company's common stock were outstanding.

DESCRIPTION OF SECURITIES

Our authorized capital consists of 250,000,000 shares of common stock, par value $0.001 per share, of which 52,785,000 shares are issued and outstanding.

Name of Beneficial Owner i) Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Tony Cinotti, Director	Nil	0%

ii) Name and Address of Other Beneficial Owners	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Albury Investments Ltd.6% Suite 801, 8F, Tower 1, The Gateway, 25 Canton Road, TST, Kowloon, Hongkong	3,375,000	6%

Cede & Co. PO Box 222, Bowling Green Station New York, NY 10274	11,770,300	23%

Dartmore International Inc. Ste 13, Oliaji Trade Centre, Francis Rachel St. Victotia Mahe SEY	3,750,000	7%

Enavest Internacional SA 200 W 400S Plaza Mayor San Jose, COS	3,750,000	7%

Executor Capital Inc. 60 Market Square Belize City, Belize	3,000,000	6%

Medford Financial Ltd 60 Market Square Belize City, Belize	3,100,000	6%

Sierra Growth Inc. Henville Building Charlestown, Nevis	4,200,000	8%

Strand Group Ltd. Henville Building Charlestown, Nevis	4,392,500	8%

Stonehurst Limited Suite 13 Oliaja Trade Centre Fracis Rachel Street Victoria, Seychelles	3,800,000	7%

 (1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on

June 30, 2010. As of June 30, 2010, there were 52,785,000 shares of our company's common stock issued and outstanding.

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

10.3	Consulting Agreement with Duke Enterprises LLC (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.4	Consulting Agreement with New Vision Consulting Corporation (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.5	Consulting Agreement with Wei ("David") Cheng (incorporated by reference from our Current Report on Form 8-K filed on August 20, 2009)

10.6	Investment Purchase Agreement with Black Diamond Investment Group Corp. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.7	Consulting Agreement with Cohen Independent Research Group (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.8	Compensation Agreement with AMG Group Inc.(incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009)

10.9	Company issued 500,000 shares to Black Diamond Investment Group Corp.(incorporated by reference from our Current Report on Form 8-K filed on November 12, 2009)

10.10	A 50/50 revenue sharing Agreement with iPay Commerce Ventures(incorporated by reference from our Current Report on Form 8-K filed on November 16, 2009)

10.11	A 50/50 revenue sharing Agreement with iPay Commerce Ventures(incorporated by reference from our Current Report on Form 8-K filed on November 16, 2009)

10.12	Consulting Agreement with Eileen Duperron, Kim Baker and Intentional and Purposeful Living(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2009)

10.13	Settlement and license agreement with Vinema Company Ltd.(incorporated by reference from our Current Report on Form 8-K filed on December 4, 2009)

10.14	Appointing Tony Cinotti as our sole director.(incorporated by reference from our Current Report on Form 8-K filed on December 31, 2009)

10.15 14.1	Agreement with Vinema (incorporated by reference from our Current Report on Form 8-K filed on February 10, 2010) Code of Ethics

31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP.

Date:	September 13, 2012	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	September 13, 2012	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

PLS CPA, A Professional Corp.

t 4725 Mercury Street #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

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

/s/Chang Park

____________________

CHANG G. PARK, CPA

September 28, 2010 (except as to Notes 7, Note 9, Note 10 Note 13 and 14 which are as September 13, 2012)

San Diego, CA. 92111

Verify Smart Corp.
(Development Stage Company)
Balance Sheets

	As of	As of
	June 30	June 30
	2010	2009

ASSETS

Current Assets
Cash	$9,728	$9,733
Prepaid expense- short term	212,570	413,643
Total Current Assets	222,298	423,376

Other Assets
Prepaid expense-long term	26,563	-
Deposit	-	10,626
Total Other Assets	26,563	10,626

Total Assets	248,861	434,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$20,289	$8,718
Loan payable	111,999	35,947
Total Current Liabilities	132,288	44,665

Total Liabilities	132,288	44,665

Contingencies and Commitments

Stockholders' Equity
Common Stock, $0.001 par value, 250,000,000 shares authorized;
52,785,000 and 61,025,000 shares issued and outstanding as of June 30, 2010 and 2009	52,785	61,025
Additional Paid-in Capital	1,433,337	852,097
Deficit Accumulated During the Development Stage	(1,369,549)	(523,785)
Total Stockholders' Equity	116,573	389,337
Total Liabilities and Stockholders' Equity	$248,861	$434,002

The accompanying notes are an integral part of these financial statements.

Verify Smart Corp.
(Development Stage Company)
Statements of Operations
			May31,2006
	Year	Year	(Inception)
	Ended	Ended	through
	Jun 30,2010	Jun 30,2009	Jun 30,2010

REVENUES
Revenues	-	-	-
Total Revenues	$-	$-	$-

Operation Expenses
General and administrative expenses	52,072	16,911	81,215
Professional fees	51,804	26,735	95,240
Management fees	736,954	449,423	1,186,376
Total operation expenses	840,830	493,069	1,362,831

(Loss) from operations	(840,830)	(493,069)	(1,362,831)
Other (Expenses)
Interest expense	(212)	-	(212)
Exchange (loss)	(4,722)	(1,784)	(6,506)
Total Other (Expenses)	(4,934)	(1,784)	(6,718)

Net Loss	$(845,764)	$(494,853)	$(1,369,549)

Net (Loss) Per Share - Basic and Diluted	$ (0.01)	$(0.01)
Weighted Average Shares Outstanding	54,403,712	60,252,041

The accompanying notes are an integral part of these financial statements.

Verify Smart Corp.
(Development Stage Company)
Statements of Stockholders' Equity
From May 31,2006 (Inception date) to June 30, 2010

	Common stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)	-	-	-	-	-

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	0	0	(430)	(430)
Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)
Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)
Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)
Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	0
Stock issued for cash on April 24, 2010 at $0.10 per share Stock issued for finder’s fees	550,000 20,000	550 20	54,450 (20)	-	55,000 0
Net loss for the year	-	-	-	(845,764)	(845,764)
Balance - June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.

(Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	May 31, 2006 (inception) through to June 30, 2010
OPERATING ACTIVITIES
Net (loss)	$(845,764)	$(494,853)	$(1,369,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Stock-based compensation	692,510	448,733	1,141,243
Changes in operating Activities
Prepaid expense	10,626	(8,626)	-
Accounts payable	11,571	8,555	20,289
Net Cash Used in Operating Activities	(131,057)	(46,191)	(208,017)
Investing Activities
Deposit decrease (increase)		(10,626)	-
Net Cash Provided by Investment Activities:		(10,626)	-

Financing Activities
Issuance of common stock	55,000	12,500	117,500
Share issuance costs	-	(1,128)	(1,128)
Proceeds from loan payable	76,052	35,947	111,999
Net Cash Provided by Financing Activities	$131,052	47,319	228,371
(Decrease) Increase in Cash	(5)	(9,498)	9,728
Cash at beginning of year	9,733	19,231	-
Cash at End of Year	$9,728	$9,733	$9,728

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$--	$--	$--
Income Taxes	$--	$--	$--
Non-Cash investing and financing activities Common stock issued for services	$518,000	$851,750	$1,369,750

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 31, 2006 (date of inception) to June 30, 2010 and generated a net loss of $1,369,549. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage, management believes that the company's current cash and cash equivalents of $9,728 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 7. INCOME TAXES

                                                                                  As of June 30, 2010

                                                                                  ------------------------

 Deferred tax assets:

        Net operating tax carryforwards                               $   283,863

        Tax rate                                                                              34%

     Gross deferred tax assets                                                    96,513

     Valuation allowance                                                          (96,513)

                                                                                                 -----------

     Net deferred tax assets                                                  $            0

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

NOTE 8. NET OPERATING LOSSES

As of June 30, 2010, the Company has a net operating loss carryforwards of approximately $283,863. Net operating loss carryforwards expires twenty years from the date the loss was incurred.

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

On April 24, 2010, the Company issued 55,000 shares of common stock at $0.10 per share for cash proceeds of $55,000.  The Company issued 20,000 shares of common stock at a deemed fair value of $2,000 in connection with the private placement.

As of June 30, 2010 the Company had 52,785,000 shares of common stock issued and outstanding.

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

NOTE 13. RESTATEMENT OF THE FINANCIAL STATEMENTS

The Company is restating its previously issued financial statements for the year ended June 30, 2010 to reflect:

(i) a private placement dated June 30, 2010 of 55,000 shares of common stock at $.10 per share for cash proceeds of $550,000, as well as issuance of 20,000 shares of common stock at a deemed fair value of $2,000 in connection with the private placement, and

(ii) a management fee paid of $55,000.

The effect of the restatements on the balance sheet as at June 30, 2010 is as follows:

As Previously Reported		Adjustments	Restated
ASSETS
Current Asset
Cash	$9,728	$-	$9,728
Prepaid expenses - short term	212,570	-	212,570
Total Current Assets	222,298	-	222,298

Other Assets
Prepaid expense - long term	26,563	-	26,563
Total Assets	$248,861	$-	$248,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$20,289	$-	$20,289
Loan payable	111,999	-	111,999
Total Current Liabilities	132,288	-	132,288
Stockholders' Equity
Common stock	52,215	570	52,785
Additional paid-in capital	1,378,907	54,430	1,433,337
Deficit accumulated during the development stage	(1,314,549)	(55,000)	(1,369,549)
Total Stockholders' Equity	116,573	-	116,573
Total Liabilities and Stockholders' Equity	$248,861	$-	$248,861

The effect of the restatements on the statement of operations for the year ended June 30, 2010 is as follows:

	As Previously Reported	Adjustments	Restated

Revenue	$-	$-	$-

Operation Expenses
General and administrative expenses	52,072	-	52,072
Professional fees	51,804	-	51,804
Management fees	681,954	55,000	736,954
Total operation expenses	785,830	55,000	840,830

(Loss) from Operations	(785,830)	(55,000)	(840,830)

Other (Expenses)
Interest expense	(212)	-	(212)
Foreign exchange	(4,722)	-	(4,722)
Total Other (Expenses)	(4,934)	-	(4,934)

Net Loss	$(790,764)	$(55,000)	$(845,764)

Net Loss Per Share - Basic and Diluted	$($0.01)		$($0.01)
Weighted Average Shares Outstanding	$55,297,521		$55,403,712

The effect of the restatements on the statement of cash flows for the year ended June 30, 2010 is as follows:

	As Previously Reported	Adjustments	Restated

OPERATING ACTIVITIES
Net (Loss)	$(790,764)	$(55,000)	$(845,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	692,510	-	692,510
Changes in operating activities:
Prepaid expense	10,626	-	10,626
Accounts payable	11,571	-	11,571
Net Cash Used in Operating Activities	(76,057)	(55,000)	(131,057)

FINANCING ACTIVITIES
Issuance of common stock	-	55,000	55,000
Share issuance costs	-	-	-
Proceeds from loan payable	76,052	-	76,052
Net Cash Provided by Financing Activities	76,052	55,000	131,052

(Decrease) Increase in Cash	(5)	-	(5)
Cash at beginning of Year	9,733	-	9,733

Cash - End of Year	$9,728	$-	$9,728

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities
Common shares issued for services	$518,000	$0	$518,000

NOTE 14. SUBSEQUENT EVENTS

a) On June 22, 2012 the Company entered into a share purchase agreement, with Ukabobs LLC (doing business as imobile  Interactive) (“Ukabobs”),  a New Jersey  limited  liability company and the selling equity members of Ukabobs (the "Selling Members"), to acquire from the Selling  Members 100% of their outstanding ownership interest in Ukabobs.

As consideration for this purchase, the Company has agreed to pay a cash purchase price of $300,000 and to issue 8,800,000 shares of its common stock on closing, subject to certain conditions being met.

To date these conditions have not been met and the transaction has not yet been completed.

b) Pursuant to a common stock private placement subscription agreement dated April 23, 2012, the Company has received gross proceeds in trust to date of $50,000 from a subscriber for the issuance of 500,000 units. The issue price of each unit is $0.10. Each unit consists of one common share in the capital of the Company and one common share purchase warrant. Each warrant will entitle the holder to purchase one common share in the capital stock of the Company. The warrants will be exercisable for nine months following closing at $0.30 per share. The closing date, which is at the discretion of the Company, has not yet been determined. Accordingly, the units, shares and warrants have not yet been issued.