Form 10-Q/A
period 2010-09-30
VERIFY SMART CORP.
filed 2012-10-15
CIK 1370292

QTRLY REPORT FOR THE QTR ENDED 9-30-10

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

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

As of September 29, 2012, 52,785,000 shares of the registrant’s common stock, par value $0.001, were issued and outstanding.

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on November 15, 2010 (“Annual Report”). The purpose of this Amendment is to amend the following items in the Annual Report:

The purpose of this Amendment is to amend the following items in the Quarterly Report:

(i)

The financial statements have now been reviewed and consented to by the Company's independent accountants, Revisions to the financial statements for the periods ended September 30, 2010 as originally filed, which also have been reflected elsewhere in this Quarterly Report, are as follows: in the balance sheet, total assets have increased by $800; shareholders’ equity has decreased by $6,545; in the statement of operations, net loss for the three months ended September 30, 2010 and from May 31, 2006 (inception) to September 30, 2010, have increased by $6,545 and $61,545, respectively; recent accounting pronouncements have been updated; subsequent events disclosure has been updated to a current date; certain minor formatting has been revised; disclosure clarifications have been added to financial statement notes and management’s discussion and analysis of financial condition and results of operations.

(ii)

 Comparative financial statements as at June 30, 2010 and for the year ended June 30, 2010 have been amended to show disclosure of:

a) a private placement dated June 30, 2010 of 550,000 shares of common stock at $0.10 per share for cash proceeds of $55,000, as well as issuance of 20,000 shares of common stock at a deemed fair value of $2,000 in connection with the private placement, and

b) additional management fees paid of $55,000 paid during the 12 months ended June 30, 2010.

VERIFY SMART CORP.

Quarterly Report on Form 10-Q for the period ended September 30, 2010

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

VERIFY SMART CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Stated in U.S. Dollars)

(Unaudited)

VERIFY SMART CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	As Of September 30, 2010	As of June 30, 2010
Assets
Current
Cash	$ 2,728	$ 9,728
Prepaid expenses	185,937	212,570
Total Current Assets	188,665	222,298
Prepaid Expense- long-term	-	26,563

Total Assets	$ 188,665	$ 248,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 15,461	$ 20,289
Loan Payable	118,149	111,999
Total Liabilities	133,610	132,288
Stockholders' Equity
Share Capital Authorized:
Common Stock- $0.001 par value, 250,000,000 shares
Issued and Outstanding:
Common Stock- 52,785,000 shares (June 30, 2010- 52,785,000 shares)	52,785	52,785
Additional Paid-in Capital	1,433,337	1,433,337
Accumulated Deficit during the Development Stage	(1,431,067)	(1,369,549)
Total Stockholders' Equity	55,055	116,573
Total Liabilities and Stockholders' Equity	$ 188,665	$ 248,861

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30
	2010	2009	From May 31, 2006 (Inception) to September 30, 2010
Revenue	$ -	$ -	$ -
Operating Expenses
General and administrative	210	31,180	81,425
Professional fees	803	17,831	96,043
Management fees	60,125	476,496	1,246,501
Total operating expenses	61,138	525,507	1,423,969

(Loss) from Operations	(61,138)	(525,507)	(1,423,969)

Other (Expenses)
Interest Expense	(380)	-	(592)
Foreign exchange (loss)	-	(3,191)	(6,506)
Total other (expense)	(380)	(3,191)	(7,098)

Net Loss	(61,518)	(528,698)	(1,431,067)

Net (Loss) Per Share- Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding	52,785,000	61,578,261

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30
	2010	2009	From May 31 2006 (Inception) to September 30, 2010
Cash Flows Provided By (Used In) Operating Activities:
Net (loss)	$ (61,518)	$ (528,698)	$ (1,431,067)
Adjustments to reconcile net (loss) to cash used in operating activities:
Foreign exchange (gain)	-	(150)	-
Stock-based compensation	53,196	439,412	1,183,813
Changes to operating assets and liabilities:
Prepaid expenses	-	10,626	-
Accounts payable and accrued liabilities	(4,828)	55,841	15,461
Net cash provided (used in) operating activities	(13,150)	(22,969)	(231,793)

Investing Activity	-	-	-
Issuance of common stock	-	-	117,500
Share issue costs	-	-	(1,128)
Proceeds from loan payable	6,150	22,969	118,149
Net cash provided (used in) financing activities	6,150	22,969	234,521

Increase (Decrease) in Cash	(7,000)	-	2,728
Cash, Beginning of Period	9,728	9,733	-
Cash, End of Period	$ 2,728	$ 9,733	$ 2,728

Supplemental Information:
Cash Activities:
Interest Paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash Investing and Financing Activities:
Common stock issued for services	$ -	$ 451,500	$ 1,369,750

The accompanying condensed notes are an integral part of these interim financial statements.

Verify Smart Corp.
(Development Stage Company)

Statements of Stockholders' Equity
From May 31,2006 (Inception) to September 30, 2010 (Stated in U.S. Dollars) (Unaudited)

	Common Stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	-	-	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	-

Stock issued for cash on June 30, 2010 at $0.10 per share	550,000	550	54,450	-	55,000

Stock issued for finders fees	20,000	20	(20)	-	-

Net loss for the year	-	-	-	(845,764)	(845,764)

Balance – June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

Net loss for the period	-	-	-	(61,518)	(61,518)

Balance – September 30, 2010	52,785,000	$52,785	$1,433,337	$(1,431,067)	$55,055

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Stated in U.S. Dollars)

(Unaudited)

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Verify Smart Corp. (the "Company")) was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties. Effective March 25, 2009, the Company entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention (Note 6).

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $1,431,067 for the period from May 31, 2006 (inception) to September 30, 2010, has a stockholders’ equity of only $55,055, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended June 30, 2010. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the June 30, 2010 financial statements, has been omitted. The results of operations for the three month period ended September 30, 2010 are not necessarily indicative of results for the entire year ending June 30, 2011.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the “FASB” Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS 168 recognizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  SFAS 168 was effective for the Company as of the year ended June 30, 2010.  As the Codification was not intended to change or alter existing GAAP, it does not have an impact on the Company’s financial statements.  The only impact is that references to authoritative accounting literature are in accordance with the Codification.  The Company has included in its disclosures the Accounting Standards Codification (“ASC”) cross-reference along side the references to the accounting standards issued and adopted prior to the adoption of Codification.

a) Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The significant areas requiring management’s estimates and assumptions relate to determining the fair value of stock-based compensation, fair value of shares issued for services and the acquisitions, and useful lives of long-lived assets.

b) Development Stage Company

The Company is a development stage company as defined by SFAS 7, Accounting and Reporting by Development Stage Enterprises (codified in ASC 915, Development Stage Entities).  The Company is devoting substantially all of its present efforts to establishing a new business.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c) Cash

Cash consists primarily of cash on deposit.

d) Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in ASC 360, Property, Plant, and Equipment), the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

e) Financial Instruments and Concentration of Risk

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and loans payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.  Management does not believe that the Company is subject to significant interest currency or credit risks arising from these financial instruments.

f) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS 128, Earnings per Share (codified in ASC 260, Earnings Per Share), which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

g) Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS 52, Foreign Currency Translation (codified in ASC 830, Foreign Currency Matters), using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

h) Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At September 30, 2010, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i) Common Share Non-Monetary Consideration

In situations where common shares are issued and the fair value of the goods or services received is readily determinable, the fair value of the common shares is used to measure and record the transaction.  The fair value of the common shares issued in exchange for the receipt of goods and services is based on the stock price as of the earliest of the date at which:

i)	the counterparty’s performance is complete;
ii)	a commitment for performance by the counterparty to earn the common shares is reached; or

iii)	the common shares are issued if they are fully vested and non-forfeitable at that date.

j) Stock-Based Compensation

The Company had adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, (codified in ASC 718, Compensation-Stock Compensation).  The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with SFAS 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, (codified in ASC 505, Equity).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

k) Recent Accounting Pronouncements

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in March, 2010 but this did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending September 30, 2009.  The adoption of ASC 855 did not have a material effect to the Company’s current practice.

4.

LOAN PAYABLE

At September 30, 2010, the Company was indebted for a non-interest bearing loan, with no formalized terms of repayment, for $118,149 (June 30, 2010 - $111,999) from an unrelated parties.

5.

CAPITAL STOCK

a) Common Stock

During the three month period ended September 30, 2010, the Company had no stock activity.

As of September 30, 2010 the Company had 52,785,000 shares of common stock issued and outstanding.

b) Share Purchase Warrants and Stock Options

There are no share purchase warrants or stock options outstanding to acquire any additional shares of common stock.

6.

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

By amendment of May 19, 2009, the companies have agreed that all obligations of the Joint Venture agreement have been deemed to have occurred and the agreement is in full force in good standing. In addition to the foregoing, Verified Transactions Corp. will grant to the joint venture corporation a 25 year worldwide exclusive license to market and sell Verified Transaction Corp.'s internet security software and all other internet business of whatsoever nature and including all future developments of such business for a 25 % interest in the joint venture corporation. Verified Capital Corp. will be granted a 5% interest in the joint venture corporation upon the transfer of certain assets.

Upon the closing of the joint venture agreement, the Company is the operator of the joint venture corporation and will contract with Verified Capital Corp. to be the sub-operator.

As at September 19, 2012, the joint venture agreement was terminated by mutual consent of the parties and ownership of the patented verification technology was transferred to Assured Mobile Technologies LLC. During the course of this former joint venture agreement, the Company did not pay any cash or share consideration to Verified Capital Corp or to Verified Transaction Corp. in respect its ownership stake in the joint venture or in respect of the license to use the patented technology. No joint venture corporation was formed in relation to the joint venture and the Company did not incur any material costs in respect of its obligations under the joint venture. Additionally, the Company is not subject to any penalty or residual obligations under the joint venture agreement.

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at September 30, 2010, $185,937 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

b) On September 22, 2009, the Company entered into a compensation agreement with AMG Group Inc. ("AMG') wherein AMG has agreed to provide certain consulting services to the company. The agreement expires on September 22, 2011.

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

      ii) card issuers or internet users - the Company will pay to AMG an amount of 10% of cash flow received by the Company (less direct third party costs) from bank, and any other business paying the Company based on card use or internet use of the Company's products for the first five years and 5% thereafter for an additional five years. For the first institution of in excess of one million cards signed, the Company will pay AMG one million common shares of the Company ;

      iii) the Company shall pay AMG a monthly fee of $5,000 starting July 1, 2010 and pre-approved expenses.

On March 31, 2010, the agreement was terminated and AMG waive the payable $45,000

c) On November 15, 2009, we entered into a consulting agreement with Eileen Duperron wherein Eileen Duperron has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 40,000 restricted common shares at a fair value of $19,000 of our company. The agreement expires on May 15, 2010. At June 30, 2010, $19,000 was recognized as consulting expense.

d) On November 15, 2009, we entered into a consulting agreement with Kim Baker wherein Kim Baker has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expires on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense.

e) On November 15, 2009, we entered into a consulting agreement with Intentional and Purposeful Living wherein Intentional and Purposeful Living has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expires on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense

8.

SUBSEQUENT EVENTS

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

c) On September 19, 2012 the Company entered into a patent license agreement with Assured Mobile Technologies LLC., a Nevada limited liability corporation (“Assured”). Pursuant to the license agreement the Company acquired a 20 year, exclusive worldwide license to exploit the patented technology entitled "A System and Method for Verifying a User's Identity in Electronic Transactions." The patented verification technology is an electronic method and system for verifying the identity of a user by a verifier in the course of an electronic transaction.

In consideration of the license agreement, the Company has agreed to pay to Assured aggregate cash payment of $300,000, payable as follows:

i) $100 upon execution of the license agreement;

ii) $10,000 by December 19, 2012;

iii) $40,000 by March 19, 2012; and

iv) $249,900 by September 19, 2013.

As additional consideration, the Company will issue to Assured 8,500,000 common shares in its capital stock within 30 days of September 19, 2012. This license will also be subject to a royalty payable to Assured equal to 2.5% of any gross sales made by the Company in respect of the technology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

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

Corporate Overview

The address of our principal executive office is 57 Montague Street, Brooklyn NY 11201. Our telephone number is (718) 855 - 7136

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

Verismart Card

The VeriSmart Card is a Visa co-branded, multipurpose prepaid card designed to work optimally with VeriSmart's own secure remittance service, VerifyTransfer, or to be easily integrated with any existing remittance platform.

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

As of September 30, 2010, our total assets were $188,665 and our total liabilities were $133,610. We had a working capital surplus of $55,055. Our financial statements report a net loss of $61,518 for the three months ended September 30, 2010, and a net loss of $1,431,067 for the period from May 31, 2006 (inception) to September 30, 2010.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2010 which are included herein.

Our operating results for the three months ended September 30, 2010 and 2009 are summarized as follows:

	Three Months Ended September 30
	2010	2009
Revenue	$-	$-

Expenses	61,138	525,507
Other Expenses	380	3,191
	61,518	528,698
Net Loss	$(61,518)	$(528,698)

	Three Months Ended September 30
	2010	2009

General and administrative expenses	$210	$31,180
Professional fees	803	17,831
Management fees	60,125	476,496

Total Expenses	$61,138	$525,507

Management Fees

Management fees in the three months ended September 30, 2010 have decreased by $416,371 from September 30, 2009 due to decreased charges by new management.

Liquidity And Capital Resources

Working Capital

	Three Months Ended September 30		Percentage Increase (Decrease)
	2010	2009

Current assets	$188,665	$222,298	(15.1)%
Current liabilities	$133,610	$132,288	1.0%
Working capital	$55,055	$90,010	(38.8)%

Cash Flows

	Three Months Ended September 30		Percentage Increase (Decrease)
	2010	2009

Cash (used) in Operating Activities	$(13,150)	$(22,969)	(42.7)%
Cash provided by Investing Activity	$-	$-	-%
Cash provided by Financing Activities	$6,150	$22,969	(73.2)%
Net Increase (Decrease) in Cash	$(7,000)	$-	n/a %

Cash Used In Operating Activities

We used cash in operating activities in the amount of $13,150 during the three month period ended September 30, 2010 and $22,969 during the three month period ended September 30, 2009. Cash used in operating activities was funded by cash from financing activities.

Cash From Investing Activities

No cash was used or provided in investing activities during the three month period ended September 30, 2010 or three month period ending September 30, 2009.

Cash from Financing Activities

We generated $6,150 cash from financing activities during the three month period ended September 30, 2010 and $22,969 during the three months ended September 30, 2009.

Disclosure of Outstanding Share Data

As of September 30, 2010, we had 52,785,000 shares of common stock issued and outstanding. We do not have any share purchase warrants, stock options or shares of any other class issued and outstanding as at the date of this quarterly report.

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

Critical Accounting Policies

Basis Of Accounting

The Company's financial statements are prepared using the accrual method of accounting. We have elected a June 30 year-end.

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

Stock-Based Compensation

The Company had adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, (codified in ASC 718, Compensation-Stock Compensation).  The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for all periods prior to December 1, 2005 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of November 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from parties other than employees in accordance with SFAS 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, (codified in ASC 505, Equity).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments in ASU 2010-09 are effective upon issuance of the final ASU, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company adopted ASU 2010-09 in March, 2010 but this did not have a material impact on our company’s financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on our company’s financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable , as we are a smaller reporting company..

ITEM 4. CONTROLS AND PROCEDURES

Management's Report On Disclosure Controls And Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Management has concluded that there are material weaknesses in both the design and operation of the Company’s internal controls and procedures for financial reporting. A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting that were identified include:

i. there is a lack of adequate segregation of duties in our accounting and financial reporting functions;

ii. there is a lack of entity wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;

iii. senior management has not established and maintained a “proper tone” as to internal control over financial reporting.

As a result of the existence of these material weaknesses as of September 30, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010.

While we believe our financial statements included in this Quarterly Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented, as a result of the material weaknesses in our internal control over financial reporting, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

Remediation

We will engage an independent accounting firm to advise us in respect of our internal controls over financial reporting, and to provide accounting counsel on various matters relating thereto. We will continue to implement further improvements to our internal controls as they are identified. We will use the criteria and framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the publication Internal Control-Integrated Framework, an integrated framework for the evaluation of internal controls, for the evaluation of our internal controls in the future. Senior management will continue to consult with external experts to assist with the accounting for complex and non-routine accounting transactions.

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

ITEM 1A. RISK FACTORS

Not applicable, as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit

Number                                  Description

----------                                  --------------

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

31.1*   Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

32.1*   Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP.
(Registrant)

October 15, 2012 /s/ Tony Cinotti Tony Cinotti Director

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tony Cinotti, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Verify Smart Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: October 15, 2012

 /s/ Tony Cinotti

Tony Cinotti

President, Chief Executive Officer,

Chief Financial Officer and Director

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tony Cinotti, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q/A of Verify Smart Corp. for the period ended September 30, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Verify Smart Corp.

Dated: October 15, 2012

 /s/ Tony Cinotti

Tony Cinotti

President, Chief Executive Officer,

Chief Financial Officer and Director

(Principal Executive Officer, Principal Accounting Officer

and Principal Financial Officer)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Verify Smart Corp. and will be retained by Verify Smart Corp. and furnished to the Securities and Exchange Commission or its staff upon request.