Form 10-Q/A
period 2010-12-31
VERIFY SMART CORP.
filed 2012-10-18
CIK 1370292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q /A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [ X ] NO

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

52,785,500 common shares issued and outstanding as of October 15, 2012

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed with the Securities and Exchange Commission on February 14, 2011 (“Quarterly Report”). The purpose of this Amendment is to amend the following items in the Quarterly Report:

The purpose of this Amendment is to amend the following items in the Quarterly Report:

(i)

The financial statements have now been reviewed and consented to by the Company's independent accountants, Revisions to the financial statements for the periods ended December 31, 2010 as originally filed, which also have been reflected elsewhere in this Quarterly Report, are as follows: in the balance sheet, total assets have increased by $800; shareholders’ equity has decreased by $6,946; in the statement of operations, net loss for the three and six months ended December 31, 2010 and from May 31, 2006 (inception) to December 31, 2010, have increased by $401, $6,946 and $21,139, respectively; recent accounting pronouncements have been updated; subsequent events disclosure has been updated to a current date; certain minor formatting has been revised; disclosure clarifications have been added to financial statement notes and management’s discussion and analysis of financial condition and results of operations.

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

VERIFY SMART CORP.

Quarterly Report on Form 10-Q for the period ended December 31, 2010

INDEX

Page
PART I - FINANCIAL INFORMATION

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

VERIFY SMART CORP.

(A Development Stage Company )

FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Stated in U.S. Dollars)

(Unaudited)

VERIFY SMART CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	As Of December 31, 2010	As of June 30, 2010
Assets
Current
Cash	$ 2,728	$ 9,728
Prepaid expenses	132,812	212,570
Total Current Assets	135,540	222,298
Prepaid Expense- long-term	-	26,563
Total Assets	$ 135,540	$ 248,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 15,492	$ 20,289
Loan Payable	118,189	111,999
Total Liabilities	134,131	132,288
Stockholders' Equity
Share Capital Authorized:
Common Stock- $0.001 par value, 250,000,000 shares
Issued and Outstanding:
Common Stock- 52,785,000 shares (June 30, 2010- 52,785,000 shares)	52,785	52,785
Additional Paid-in Capital	1,433,337	1,433,337
Accumulated Deficit during the Development Stage	(1,484,713)	(1,369,549)
Total Stockholders' Equity	1,409	116,573
Total Liabilities and Stockholders' Equity	$ 135,540	$ 248,861

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009	From May 31, 2006 (Inception) to December 31, 2010
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative	40	9,564	250	40,744	81,465
Professional fees	-	18,166	803	35,997	96,043
Management fees	53,205	127,916	113,330	604,412	1,299,706
Total operating expenses	53,245	155,646	114,383	681,153	1,477,214

(Loss) from Operations	(53,245)	(155,646)	(114,383)	(681,153)	(1,477,214)

Other (Expenses)
Interest Expense	(401)	-	(781)	-	(993)
Foreign exchange (loss)	-	(1,564)	-	(4,755)	(6,506)
Total other (expense)	(401)	(1,564)	(781)	(4,755)	(7,499)

Net Loss	(53,646)	(157,210)	(115,164)	(685,908)	(1,484,713)

Net (Loss) Per Share- Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	-
Weighted Average Shares Outstanding	52,785,000	55,081,304	52,785,000	58,329,783	-

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company )

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	Six Months Ended December 31,
	2010	2009	From May 31 2006 (Inception) to December 31, 2010
Cash Flows Provided By (Used In) Operating Activities:
Net (loss)	$ (115,164)	$ (685,908)	$ (1,484,713)
Adjustments to reconcile net (loss) to cash used in operating activities:
Foreign exchange (gain)	-	-	-
Stock-based compensation	106,321	536,456	1,237,018
Changes to operating assets and liabilities:
Prepaid expenses	-	10,626	-
Accounts payable and accrued liabilities	(4,347)	84,987	15,942
Net cash provided (used in) operating activities	(13,190)	(53,839)	(231,753)
Investing Activity	-	-	-
Issuance of common stock	-	-	117,500
Share issue costs	-	-	(1,128)
Proceeds from loan payable	6,190	53,839	118,109
Net cash provided (used in) financing activities	6,190	53,839	234,521
Increase (Decrease) in Cash	(7,000)	-	2,728
Cash, Beginning of Period	9,728	9,733	-
Cash, End of Period	$ 2,728	$ 9,733	$ 2,728
Supplemental Information:
Cash Activities:
Interest Paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash Investing and Financing Activities:
Common stock issued for services	$ -	$ 518,000	$ 1,369,750

The accompanying condensed notes are an integral part of these interim financial statements.

Verify Smart Corp.
(Development Stage Company)

Statements of Stockholders' Equity
From May 31, 2006 (Inception) to December 31, 2010 (Stated in U.S. Dollars) (Unaudited)

	Common Stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	-	-	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	-

Stock issued for cash on June 30, 2010 at $0.10 per share	550,000	550	54,450	-	55,000

Stock issued for finders fees	20,000	20	(20)	-	-

Net loss for the year	-	-	-	(845,764)	(845,764)

Balance – June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

Net loss for the period	-	-	-	(115,164)	(115,164)

Balance – December 31, 2010	52,785,000	$52,785	$1,433,337	$(1,484,713)	$1,409

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

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

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $1,484,713 for the period from May 31, 2006 (inception) to December 31, 2010, has a stockholders’ equity of only $1,409, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended June 30, 2010. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the June 30, 2010 financial statements, has been omitted. The results of operations for the six month period ended December 31, 2010 are not necessarily indicative of results for the entire year ending June 30, 2011.

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

h) Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At December 31, 2010, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In May, 2009, the FASB issued ASC 855, Subsequent Events. The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This statement is effective for financial statements issued for interim or annual financial periods ending after June 15, 2009, which, for the Company, was the interim period ending December 31, 2009.  The adoption of ASC 855 did not have a material effect to the Company’s current practice.

4.

LOAN PAYABLE

At December 31, 2010, the Company was indebted for a non-interest bearing loan, with no formalized terms of repayment, for $118,189 (June 30, 2010 - $111,999) from an unrelated parties.

5.

CAPITAL STOCK

a) Common Stock

During the six month period ended December 31, 2010, the Company had no stock activity.

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

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at December 31, 2010, $132,812 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

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

     ii) card issuers or internet users - the Company will pay to AMG an amount of 10% of cash flow received by the Company (less direct third party costs) from bank, and any other business paying the Company based on card use or internet use of the Company's products for the first five years and 5% thereafter for an additional five years. For the first institution of in excess of one million cards signed, the Company will pay AMG one million common shares of the Company;

     iii) the Company shall pay AMG a monthly fee of $5,000 starting July 1, 2010 and pre-approved expenses.

On March 31, 2010, the agreement was terminated and AMG waived the payable of $45,000

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

d) On November 15, 2009, we entered into a consulting agreement with Kim Baker wherein Kim Baker has agreed to provide certain consulting services to the Company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expired on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense.

e) On November 15, 2009, we entered into a consulting agreement with Intentional and Purposeful Living wherein Intentional and Purposeful Living has agreed to provide certain consulting services to our company. As compensation under the agreement, we have agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expired on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense

8.

SUBSEQUENT EVENTS

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

On March 25, 2009, we entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention. Upon the satisfaction of customary closing conditions, we would earn a 70% interest in the joint venture.

We were required to contribute $2,000,000 by May 1, 2009, of which $250,000 would be paid to Verified Transactions Corp. as a license fee. Until such time as we raised the $2,000,000, we would not be entitled to receive any revenue from the joint venture corporation. We were further required to contribute $3,000,000 to the joint venture by July 1, 2009, of which $500,000 would be paid to Verified Transactions Corp. as a license fee. As of the date of this report, we have not yet contributed the $2,000,000 owed to the joint venture. A joint venture corporation had not been formed.

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

On September 29, 2009, we signed a Beta Agreement with OneWorld Connections, Inc. to integrate all four of our applications for possible integration into all levels of its worldwide businesses.

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

DESCRIPTION OF THE BUSINESS

The business will market and sell its licensed software which provides a comprehensive solution to credit card fraud by addressing the security needs of consumer clients, credit card companies, banks and merchants through instant verification that is inexpensive to implement and simple to use.

The software operates through the use of a cellular phone for secured verification of monetary transactions. The software has been developed to include debit card purchases, internet purchases, ATM, passport and mortgage verification.

We   had also entered into preliminary discussions with Verified Capital Corp. wherein we would acquire either the assets or outstanding shares of common stock of Verified Capital Corp. The parties would jointly determine the optimum structure for the acquisition in order to best satisfy tax planning, regulatory and other considerations, including mutually agreed upon performance based milestones.

The acquisition contemplated by the preliminary discussions was subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement. As at September 19, 2012, the joint venture agreement was terminated by mutual consent of the parties and ownership of the patented verification technology was transferred to Assured Mobile Technologies LLC.

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

Our operating results for the three and six months ended December 31, 2010 and 2009 are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue	$-	$-	$-	$-
Operation expenses	53,245	155,646	114,383	681,153
(Loss) from Operations	$(53,245)	$(155,646)	$(114,383)	$(681,153)

The Company has not generated any revenue since inception. The decrease in operating expenses is due to decreased professional fees and decreased management fee resulting from less business activity as the Company prepares for its new business venture.

Operating Expenses

Our expenses for the three and six months ended December 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
General and administrative	$40	$9,564	$250	$40,744
Professional fees	-	18,166	803	35,997
Management fees	53,205	127,916	113,330	604,412
Total Operation Expenses	$53,245	$155,646	$114,383	$681,153

The decrease in professional fees during the second quarter of 2010 as compared to the second quarter of 2009 is primarily due to decreased business activity in areas such as accounting, auditing and legal. The decrease in management fees in 2010 is primarily related to termination of consulting agreements under former management and less business activity as the Company prepares for its new business venture.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $2,728 and our working capital is $1,409.  During the six-month period ended December 31, 2010, we generated no revenues and have a net loss of $115,164.  As of December 31, 2010, we have a cumulative net loss of since inception of $1,484,713.   We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed business venture.

Working Capital

	As of December 31, 2010	As of June 30, 2010
	(Unaudited)

Current assets	$135,540	$222,298
Current liabilities	134,131	132,288
Working capital	$1,409	$90,010

Cash Flows

	Six Months Ended December 31,
	2010	2009
Net cash (used in) operating activities	$(13,190)	$(53,839)
Net cash provided by financing activities	6,190	53,839
Net (decrease) in cash	$(7,000)	$-

Cash From Operating Activities

Cash used in operating activities of $13,190 in the six months ended December 31, 2010 is due to net operating loss of $115,164, offset by non-cash stock-based compensation in the same period of $106,321 and a decrease in accounts payable of $4,347.  Cash provided by operating activities in the six months ended December 31, 2009 is due to net operating loss of $685,908 offset in the same period by non-cash stock-based compensation of $536,456, an increase in accounts payable of $84,987 and a decrease in prepaid expenses of $10,626.

Cash From Financing Activities

Cash provided by financing activities in the six months ended December 31, 2010 is due to $6,190 cash proceeds received from a non-interest bearing loan from an unrelated party. Cash used in financing activities in 2009 of $53,839 is also due to cash proceeds received from a non-interest bearing loan from an unrelated party.

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

BASIC AND DILUTE D NET INCOME (LOSS) PER SHARE

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Exhibit

Number                                  Description

----------                                  --------------

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

10.3     Compensation Agreement with AMG Group Inc. (incorporated by reference from our Current Report on Form 8-K filed on October 1, 2009)

(31)     Rule 13A-14(D)/15D-14(D) Certifications

31.1*   Section 302, Certification of Principal Executive Officer and Principal Financial Officer.

(32)      Section 1350 Certifications

32.1*   Section 906, Certification of Principal Executive Officer and Principal Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP.
 (Registrant)

Dated: October 1 8 , 2012 /s/ Tony Cinotti ------------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SS 1350, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Tony Cinotti, certify that:

1.

I have reviewed this quarterly report on Form 10-Q /A of Verify Smart Corp.;

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

Dated: October 1 8 , 2012 /s/ Tony Cinotti ------------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tony Cinotti, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q of Verify Smart Corp. for the period ended December 31, 2010 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Verify Smart Corp.

Dated: October 1 8 , 2012 /s/ Tony Cinotti ------------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

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