Form 10-Q/A
period 2011-03-31
VERIFY SMART CORP.
filed 2012-11-01
CIK 1370292

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

52,785,500 common shares issued and outstanding as of November 2, 2012

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, filed with the Securities and Exchange Commission on May 16, 2011 (“Quarterly Report”). The purpose of this Amendment is to amend the following items in the Quarterly Report:

The purpose of this Amendment is to amend the following items in the Quarterly Report:

(i)

The financial statements have now been reviewed and consented to by the Company's independent accountants, Revisions to the financial statements for the periods ended March 31, 2011 as originally filed, which also have been reflected elsewhere in this Quarterly Report, are as follows: in the balance sheet, total assets have increased by $801, shareholders’ equity has decreased by $7,079; in the statement of operations, net loss for the three and nine months ended March 31, 2011 and from May 31, 2006 (inception) to March 31, 2011, have increased by $133, $7,079 and $21,271, respectively; recent accounting pronouncements have been updated; subsequent events disclosure has been updated to a current date; certain minor formatting has been revised; disclosure clarifications have been added to financial statement notes and management’s discussion and analysis of financial condition and results of operations.

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

VERIFY SMART CORP.

Quarterly Report on Form 10-Q for the period ended March 31, 2011

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

VERIFY SMART CORP.

(A Development Stage Company )

FINANCIAL STATEMENTS

MARCH 31, 2011

(Stated in U.S. Dollars)

(Unaudited)

VERIFY SMART CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	As Of March 31, 2011 (Unaudited)	As of June 30, 2010
Assets
Current
Cash	$ 2,728	$ 9,728
Prepaid expenses	79,688	212,570
Total Current Assets	82,416	222,298
Prepaid Expense- long-term	-	26,563

Total Assets	$ 82,416	$ 248,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 15,868	$ 20,289
Loan Payable	118,869	111,999
Total Liabilities	134,737	132,288
Stockholders' Equity
Share Capital Authorized:
Common Stock- $0.001 par value, 250,000,000 shares
Issued and Outstanding:
Common Stock- 52,785,000 shares (June 30, 2010- 52,785,000 shares)	52,785	52,785
Additional Paid-in Capital	1,433,337	1,433,337
Accumulated Deficit during the Development Stage	(1,538,443)	(1,369,549)
Total Stockholders' Equity	(52,321)	116,573
Total Liabilities and Stockholders' Equity	$ 82,416	$ 248,861

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2011	2010	2011	2010	From May 31, 2006 (Inception) to March 31, 2011
Revenue	$ -	$ -	$ -	$ -	$ -
Operating Expenses
General and administrative	140	652	390	41,396	81,605
Professional fees	-	4,500	803	40,497	96,043
Management fees	53,205	105,792	166,535	710,204	1,352,911
Total operating expenses	53,345	110,944	167,728	792,097	1,530,559

(Loss) from Operations	(53,345)	(110,944)	(167,728)	(792,097)	(1,530,559)

Other (Expenses)
Interest Expense	(380)	-	(1,166)	-	(1,378)
Foreign exchange (loss)	-	28	-	(4,727)	(6,506)
Total other (expense)	(385)	28	(1,166)	(4,727)	(7,884)

Net Loss	$ (53,730)	$ (110,916)	$ (168,894)	$ (796,824)	$(1,538,443)

Net (Loss) Per Share- Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding	52,785,000	52,215,000	52,785,000	56,321,277

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company )

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	Nine Months Ended March 31
	2011	2010	From May 31 2006 (Inception) to March 31, 2011
Cash Flows Provided By (Used In) Operating Activities:
Net (loss)	$ (168,894)	$ (796,824)	$ (1,538,443)
Adjustments to reconcile net (loss) to cash used in operating activities:
Foreign exchange (gain)	-	-	-
Stock-based compensation	159,445	622,831	1,290,142
Changes to operating assets and liabilities:
Prepaid expenses	-	10,626	-
Accounts payable and accrued liabilities	(4,421)	101,155	15,868
Net cash provided (used in) operating activities	(13,870)	(62,212)	(232,433)

Investing Activity	-	-	-
Financing Activities
Issuance of common stock	-	-	117,500
Share issue costs	-	-	(1,128)
Proceeds from loan payable	6,870	62,212	118,789
Net cash provided (used in) financing activities	6,870	62,212	235,161

Increase (Decrease) in Cash	(7,000)	-	2,728
Cash, Beginning of Period	9,728	9,733	-
Cash, End of Period	$ 2,728	$ 9,733	$ 2,728

Supplemental Information:
Cash Activities:
Interest Paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash Investing and Financing Activities:
Common stock issued for services	$ -	$ 518,000	$ 1,369,750

The accompanying condensed notes are an integral part of these interim financial statements.

Verify Smart Corp.
(Development Stage Company)

Statements of Stockholders' Equity (Deficit)
From May 31,2006 (Inception) to March 31, 2011 (Stated in U.S. Dollars) (Unaudited)

	Common Stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	-	-	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	-

Stock issued for cash on June 30, 2010 at $0.10 per share	550,000	550	54,450	-	55,000

Stock issued for finders fees	20,000	20	(20)	-	-

Net loss for the year	-	-	-	(845,764)	(845,764)

Balance – June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

Net loss for the period	-	-	-	(168,894)	(168,894)

Balance – March 31, 2011	52,785,000	$52,785	$1,433,337	$(1,538,443)	$(52,321)

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

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

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $1,538,443 for the period from May 31, 2006 (inception) to March 31, 2011, has a stockholders’ deficit of $52,321, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended June 30, 2010. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the June 30, 2010 financial statements, has been omitted. The results of operations for the nine month period ended March 31, 2011 are not necessarily indicative of results for the entire year ending June 30, 2011.

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

h) Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At March 31, 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

4.

LOANS PAYABLE

At March 31, 2011, the Company was indebted for non-interest bearing loans, with no formalized terms of repayment, for $118,869 (June 30, 2010 - $111,999) from unrelated parties.

5.

CAPITAL STOCK

a) Common Stock

During the nine month period ended March 31, 2011, the Company had no stock activity.

As of March 31, 2011 the Company had 52,785,000 shares of common stock issued and outstanding.

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

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at March 31, 2011, $79,688 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

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

We were required to contribute $2,000,000 by May 1, 2009, of which $250,000 will be paid to Verified Transactions Corp. as a license fee. Until such time as we have raised the $2,000,000, we will not be entitled to receive any revenue from the joint venture corporation. We were further required to contribute $3,000,000 to the joint venture by July 1, 2009, of which $500,000 will be paid to Verified Transactions Corp. as a license fee. As of the date of this report, we have not yet contributed the $2,000,000 owed to the joint venture. A joint venture corporation has not been formed.

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

The acquisition contemplated by the preliminary discussions was subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement. As at September 19, 2012, the joint venture agreement was terminated by mutual consent of the par

On April 3, 2009, we entered into an agreement with China Trust to launch our first credit card "VeriSmart(TM) Platinum Visa".

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

        *    ATM transactions for Visa ATMs

        *    gift cards (pre-loaded format).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and nine months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue	$-	$-	$-	$-
Operation expenses	53,345	110,944	167,728	710,204
(Loss) from Operations	$(53,345)	$(110,944)	$(167,728)	$(710,204)

The Company has not generated any revenue since inception. The decrease in operating expenses is due to decreased professional fees and decreased management fee resulting from less business activity as the Company prepares for its new business venture.

Operating Expenses

Our expenses for the three and nine months ended March 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
General and administrative	$140	$652	$390	$41,396
Professional fees	-	4,500	803	40,497
Management fees	53,205	105,792	166,535	710,204
Total Operation Expenses	$53,345	$110,944	$167,728	$792,097

The decrease in professional fees during the third quarter of 2011 as compared to the third quarter of 2010 is primarily due to decreased business activity in areas such as accounting, auditing and legal. The decrease in management fees in 2011 is primarily related to termination of consulting agreements under former management and less business activity as the Company prepares for its new business venture.

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $2,728 and  our working capital deficit is $52,321.  During the nine-month period ended March 31, 2011, we generated no revenues and have a net loss of $168,894.  As of March 31, 2011, we have a cumulative net loss of since inception of $1,538,443.   We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed business venture.

Working Capital

	As of March 31, 2011	As of June 30, 2010
	(Unaudited)

Current assets	$82,416	$222,298
Current liabilities	134,737	132,288
Working capital	$(52,321)	$90,010

Cash Flows

	Nine Months Ended March 31,
	2011	2010
Net cash (used in) operating activities	$(13,870)	$(62,212)
Net cash provided by financing activities	6,870	62,212
Net (decrease) in cash	$(7,000)	$-

Cash From Operating Activities

Cash used in operating activities of $13,870 in the nine months ended March 31, 2011 is due to net operating loss of $168,894, offset by non-cash stock-based compensation in the same period of $159,445 and a decrease in accounts payable of $4,421.  Cash used by operating activities in the nine months ended March 31, 2010 is due to net operating loss of $796,824 offset in the same period by non-cash stock-based compensation of $622,831, an increase in accounts payable of $101,155 and a decrease in prepaid expenses of $10,626.

Cash From Financing Activities

Cash provided by financing activities in the nine months ended March 31, 2011 is due to $6,870 cash proceeds received from non-interest bearing loans from unrelated parties. Cash provided by financing activities in 2010 of $62,212 is also due to cash proceeds received from non-interest bearing loans from unrelated parties.

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

BASIC AND DILUTE D NET INCOME (LOSS) PER SHARE

Our company computes net loss per share in accordance with ASC 260 Earnings Per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive

CASH EQUIVALENTS

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

As a result of the existence of these material weaknesses as of March 31, 2011, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31 , 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates , or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Not applicable, as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

VERIFY SMART CORP.
 (Registrant)

Dated: November 2, 2012 /s/ Tony Cinotti ------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

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

Dated: November 2, 2012 /s/ Tony Cinotti ------------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tony Cinotti, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q/A of Verify Smart Corp. for the period ended March 31, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Verify Smart Corp.

Dated: November 2, 2012 /s/ Tony Cinotti ------------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

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