Form 10-K
period 2011-06-30
VERIFY SMART CORP.
filed 2012-12-07
CIK 1370292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Yes	[ ]	No	[X]

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, was approximately $2,692,035 as of December 31, 2010 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

52,785,000 shares of common stock of the registrant outstanding as of November 30, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of

Operations," investors should consider those discussed under "Risk Factors, and elsewhere herein, and in other filings with the SEC."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

PART 1

ITEM 1.  BUSINESS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors”, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Effective March 19, 2009, we effected a fifteen (15) for one (1) forward stock split of our authorized and issued and outstanding common stock and the reduction of our authorized common stock As a result, our authorized capital changed to 250,000,000 shares of common stock with a par value of $0.001, and on the effective date, our issued and outstanding shares increased from 4,000,000 shares of common stock to 60,000,000 shares of common stock.

Also effective March 19, 2009, we have changed our name from "Treasure Explorations Inc." to "Verify Smart Corp.".

The name change and forward stock split became effective with the Over-the-Counter Bulletin Board at the opening for trading on March 24, 2009 under the new stock symbol "VSMR".

We have not been involved in any bankruptcy, receivership or similar proceeding.

Our Current Business

We were incorporated in the state of Nevada on May 31, 2006. From our incorporation to March 19, 2009, we had been in the business of the exploration and development of a mineral property in New Westminster, Simalkameen Mining Division of British Columbia, consisting of 336 hectares included with 16 mineral title cells. Our property was without known reserves and our program was exploratory in nature. We completed the Phase 1 exploration program in our property, the results of which were not promising and did not justify further expense.

Because we were not successful in our exploration program, we abandoned the mineral claims and focused on the identification of suitable businesses with which to enter into a business opportunity or business combination.

Effective March 19, 2009, we effected a fifteen (15) for one (1) forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital changed to 250,000,000 shares of common stock with a par value of $0.001, and on the effective date, our issued and outstanding shares increased from 4,000,000 shares of common stock to 60,000,000 shares of common stock.

Also effective March 19, 2009, we changed our name from "Treasure Explorations Inc." to "Verify Smart Corp". The change of name was approved by our directors and a majority of our shareholders.

On November 31, 2009, Tony Cinotti was appointed as a director of our company.

Our board of directors now consists of Tony Cinotti.

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

Upon the closing of the joint venture agreement, the Company would be the operator of the joint venture corporation and will contract with Verified Capital Corp. to be the sub-operator.

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

We incurred net losses of $1,592,114 for the period from May 31, 2006 (inception) to June 30, 2011.  No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. No assurance can be given that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have limited funds available for operating expenses. If we do not obtain funds when needed, we will have to cease our operations.

Currently, we have limited operating capital. As of June 30, 2011, our cash available was approximately $2,727. In the foreseeable future, we expect to incur significant expenses during the development stage of our identity protection/secured transaction services business. During the year ended June 30, 2011, we have not raised any equity funding. We may be unable to locate further sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Our auditors’ report on our June 30, 2011 financial statements expressed an opinion that our Company’s capital resources as of June 30, 2011 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will loss their entire investment in our Company.

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

We may be subject to new future corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations that may be subsequently adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  We are presently not required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  We strive to continuously evaluate and improve our control structure.  The financial cost of compliance with future laws, rules and regulations is expected to be substantial.  No assurance can be given that we will be able to fully comply with these future laws, rules and regulations that address corporate governance, internal control reporting and similar matters.  Failure to comply with such laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

PART l1

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

 Market Information

 The Company's common stock is quoted in the Over-the-Counter Bulletin Board under the symbol VSMR:OTC US.

 The following information concerning the high and low bid prices of the Company's common stock on the Over-the-Counter Bulletin Board.

Quarterly period	High	Low
Fiscal year ended June 30, 2011:
First Quarter	$0.23	$0.05
Second Quarter	$0.10	$0.03
Third Quarter	$0.06	$0.01
Fourth Quarter	$0.05	$0.01
Fiscal year ended June 30, 2010:
First Quarter	$1.52	$0.80
Second Quarter	$1.04	$0.38
Third Quarter	$0.54	$0.12
Fourth Quarter	$0.54	$0.01

Common Stock

 All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

 As of June 30, 2011, there are approximately 52 shareholders of record, including beneficial holders of the Company’s common stock, with 52,785,000 shares outstanding.

The Company had no Common shares in treasury stock as of June 30, 2011.

The Company is authorized to issue up to 250,000,000 shares of common stock.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

 Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Debt Securities

The Company has not issued any debt securities to date and does not anticipate or contemplate issuing any debt securities in the foreseeable future.

 Stock Purchase Warrants

The Company had not issued any stock purchase warrants to June 30, 2011. Pursuant to a private placement subscription agreement, on November 9, 2012 the Company issued 500,000 units @ $0.10 per unit. Each unit consists of one share of common stock in the capital of the Company, and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock in the capital of the Company for a period of 18 months at a price per warrant of $0.30.

 Recent Sales of Unregistered Securities

During the year ended June 30, 2011, the Company had no stock activity.

During the year ended June 30, 2010, the Company issued the following common shares:

i) On July 14, 2009, the Company entered a consulting service agreement and issued 50,000 shares of restricted common stock at a fair value $0.53 per share, amounting $26,500 as compensation.

ii) On August 14, 2009, the Company entered into a consulting service agreement and issued 1,000,000 shares of common stock at a fair value $0.425 per share, amounting $425,000 as compensation.

iii) On October 28, 2009, 10,000,000 shares of common stock from Howard Gelfand were cancelled and returned.

iv) On November 15, 2009, the Company entered into three consulting service agreements and issued 140,000 shares of common stock at a fair value $0.475 per share, amounting $66,500 as compensation.

v) On April 24, 2010, the Company issued 550,000 shares of common stock at $0.10 per share for cash proceeds of $55,000.  The Company issued 20,000 shares of common stock at a deemed fair value of $2,000 in connection with the private placement.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2011 and June 30, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting pronouncements.

Company Overview

Verify Smart Corp. (the "Company") was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties. Effective March 25, 2009, the Company commenced activity involving developing and selling internet security software for credit card fraud prevention.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 3 Summary of Significant Accounting Policies to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three

months or less to be cash equivalents. At June 30, 2011 and 2010 cash consists primarily of cash   on deposit.

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

Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At June 30, 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Plan of Operations

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

The acquisition contemplated by the preliminary discussions was subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement. As at September 19, 2012, the joint venture agreement was terminated by mutual consent of the par

On April 3, 2009, we entered into an agreement with China Trust to launch our first credit card "VeriSmart (TM) Platinum Visa".

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

* Web and Mobile Application Development

* Data Centre infrastructure servicing Europe and located in Slovakia

* Marketing access to a legacy worldwide customer base of 130,000

* Marketing access to established European Financial Industry vertical

Our Products / Services

Through our interest in the joint venture, we currently offer or intend to offer the following four product lines consisting of:

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

*   gift cards (pre-loaded format)

       *    ATM transactions for Visa ATMs

Requirements and Utilization of Funds

To implement our plan of operations, including some or all of the above described milestones (objectives), we will need to continue to raise capital (“equity”) in an amount between $135,000 and $1.0 million in equity from restricted stock sales or other acceptable financing options over the next 6-12 month period beginning in the first quarter of 2013 on terms and conditions to be determined. Management may elect to seek subsequent interim or “bridge” financing in the form of debt (corporate loans) as may be necessary.

We anticipate the need to raise additional capital beyond the first 6 months of operations, subject to the successful implementation of our initial milestones over the first 180 days of operations and our revenue growth cycle thereafter. At this time, management is unable to determine the specific amounts and terms of such future financings.

Proceeds

We foresee the proceeds from capital raised to be allocated as follows: (a) consolidation and integration; (b) growth capital; (c) research and due diligence; (d) pre-development plant costs; (e) product enhancements and technology partners; (f) new business development; (g) legal, audit, SEC filings and compliance fees; (h) financing costs; (i) working capital (general and administrative); (j) reserve capital for costs of acquisition and market expansion.

Financial Condition, Liquidity and Capital Resources

We have cash and cash equivalents of $2,727 as at June 30, 2011.   We are indebted to creditors in the amount of $135,282. These advances were paid for auditing, office, legal, transfer agent and filing fees payable.

During the last year we did not raise any funds from investors.

Management believes that our current financial condition, liquidity and capital resources may not satisfy our cash requirements for the next 12 months and as such we will need to either raise additional proceeds and/or our officers and/or directors will need to make additional financial commitments to our company, neither of which is guaranteed. We plan to satisfy our future cash requirements, primarily the working capital required to execute on our objectives, including marketing and sales of our product, and legal and accounting fees, through financial commitments from future debt/equity financings, if and when possible.

Management believes that we may generate sales revenue during the fiscal year ended in 2013, but that these sales revenues will not satisfy our cash requirements to implement the first 6-12 months of our business plan, including, but not limited to, project acquisitions and integration costs, and other operating expenses and corporate overhead (which is subject to change depending upon pending business opportunities and available financing).

We have no committed source for funds as of this date. No representation is made that any funds will be available when needed. In the event that funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales, and could fail to satisfy our future cash requirements as a result of these uncertainties.

If we are unsuccessful in raising the additional proceeds from officers and/or directors, we may then have to seek additional funds through debt financing, which would be extremely difficult for an early stage company to secure and may not be available to us. However, if such financing is available, we would likely have to pay additional costs associated with high-risk loans and be subject to above market interest rates.

At such time as these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If we cannot raise additional proceeds via a private placement of our common stock or secure debt financing we would be required to cease business operations. As a result, investors in our common stock would lose all of their investment.

The staged development of our business will continue over the next 12 months. Other than engaging and/or retaining independent consultants to assist the Company in various administrative and marketing related needs, we do not anticipate a significant change in the number of our employees, if any, unless we are able to obtain adequate financing.

Our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our expenses. This is because we have not generated revenues and no substantial revenues are anticipated in the near-term. Accordingly, we must raise cash from sources other than from the sale of our products.

Results from Operations

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Our operating results for the years ended June 30, 2011 and 2010 are summarized as follows:

	For the year ended June 30, 2011	For the year ended June 30, 2010
Revenue	$-	-
Operating Expenses	221,010	840,830
Other Expenses	1,555	4,934
Net (Loss)	$(222,565)	(845,764)

Our expenses for years ended June 30, 2011 and 2010 are outlined in the table below:

	For the year ended June 30, 2011	For the year ended June 30, 2010
Operating Expenses
General and administrative expenses	$430	$52,072
Professional fees	840	51,804
Management fees	219,740	736,954
Total Operating Expenses	$221,010	$840,830
Other Expenses
Interest expense	$1,555	$212
Exchange loss	-	4,722
Total Other Expenses	$1,555	$4,934

The decrease in professional fees during the year ended June 30, 2011 as compared to the year ended June 30, 2010 is primarily due to decreased business activity in areas such as accounting, auditing and legal. The decrease in management fees during the year ended June 30, 2011 is primarily related to termination of consulting agreements under former management and less business activity as the Company prepares for its new business venture.

During the period from inception (May 31, 2006) to June 30, 2011 we have had accumulated losses of $1,592,114 which are as follows:

General and administrative expenses	$81,645
Professional fees	96,080
Management fees	1,406,116
Interest expense	1,767
Exchange loss	6,506
Net (Loss)	$(1,592,114)

Our balance sheets as at June 30, 2011 and 2010 are summarized as follows:

	As at June 30, 2011	As at June 30, 2010
Cash	$2,728	9,728
Total assets	$29,290	248,861
Total liabilities	$135,282	132,288
Total shareholders’ equity (deficit)	$(105,992)	116,573

Our Company has no plant or significant equipment to sell and we have no intension to purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

Working Capital

	As of June 30,
	2011	2010

Current Assets	$29,290	222,298
Current Liabilities	135,282	132,288
Working Capital (Deficit)	$(105,992)	90,010

Cash Flows

	Years Ended June 30,
	2011	2010

Net cash (used in) operating activities	$(14,031)	(131,057)
Net cash provided by financing activities	7,030	131,052
Net Decrease in Cash	$(7,001)	(5)

We anticipate that we will incur approximately $150,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash (Used in) in Operating Activities

We used net cash in operating activities in the amount of $14,031 during the year ended June 30, 2011. Cash used in operating activities was provided by financing activities.

Cash Provided by Financing Activities

Cash was provided of $7,030 in financing activities during the year ended June 30, 2011, which was attributable mainly to proceeds from loans payable.

Our historical results do not necessary indicate results expected for any future periods.

Liquidity and Capital Resources

We realize that we will have to raise cash in the near future to continue our operations.  If, in the future, we are unable to raise cash we might not be able to pay our creditors.

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Investor relations	$10,000
Office and administration	1,000
Rent	12,000
Transfer agent and filing fees	4,500
Auditing	15,000
Accounting	7,000
Legal	18,000
Consulting fees	5,000
Foreign exchange	-
Estimated cash required before payment of accounts payable	72,500
Add: Accounts payable as at June 30, 2011	16,253
Estimated cash required over next twelve months	$56,247

Disclosure of Outstanding Share Data

As of June 30, 2011, we had 52,785,000 shares of common stock issued and outstanding..

Going Concern Uncertainties

The Company and has a cumulative net loss of $1,592,114. The Company currently has only limited working capital with which continue its operating activities. The amount of capital required to sustain operations   is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $135,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan.  Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Capital Expenditures

We have not incurred any material capital expenditures.

Commitments and Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

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

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.  Our working capital deficit as at June 30, 2011 is $105,992. We cannot guarantee that we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current obligations. We will attempt to raise additional money through subsequent private placements, public offering or loans.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this report:

Statement of Stockholders’ Equity for the period from May 31, 2006 (date of inception) to June 30, 2011	29

Notes to the Financial Statements	31

VERIFY SMART CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2011

(Stated in U.S. Dollars)

PLS CPA, A Professional Corp.

t 4725 Mercury Street #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Verify Smart Corp.

We have audited the accompanying balance sheets of Verify Smart Corp. (A Development Stage “Company”) as of June 30, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and for the period from May 31, 2006 (inception) through June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verify Smart Corp. as of June 30, 2011 and 2010, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

December 7, 2012

San Diego, CA 92111

VERIFY SMART CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	As of June 30
	2011	2010

ASSETS
Current
Cash	$2,727	$9,728
Prepaid expenses	26,563	212,570
Total Current Assets	29,290	222,298
Prepaid Expense – long-term	-	26,563

Total Assets	$29,290	$248,861

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current
Accounts payable	$16,253	$20,289
Loans payable	119,029	111,999
Total Liabilities	135,282	132,288
Stockholders’ Equity(Deficit)
Share Capital
Authorized:
Common stock - $0.001 par value, 250,000,000 shares
Issued and Outstanding:
Common stock - 52,785,000 shares (June 30, 2010 – 52,785,000 shares)	52,785	52,785
Additional Paid-in Capital	1,433,337	1,433,337
Accumulated Deficit during the Development Stage	(1,592,114)	(1,369,549)
Total Stockholders’ Equity (Deficit)	(105,992)	116,573

Total Liabilities and Stockholders’ Equity (Deficit)	$29,290	$248,861

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

				May 31,2006
	Year Ended			(Inception)
	June 30			through
	2011		2010	June 30, 2011

Revenue		$-	$-	$-

Operating Expenses
General and administrative expenses		430	52,072	81,645
Professional fees		840	51,804	96,080
Management fees		219,740	736,954	1,406,116
Total Operating Expenses		221,010	840,830	1,584,069

Loss From Operations		(221,010)	(840,830)	(1,583,841)

Other Expenses
Interest expense		(1,555)	(212)	(1,767)
Exchange loss		-	(4,722)	(6,506)
Total Other Expenses		(1,555)	(4,934)	(8,273)

Net Loss		$(222,565)	$(845,764)	$(1,592,114)

Net Loss Per Share - Basic and Diluted	$	(0.01)	$(0.01)
Weighted Average Shares Outstanding		52,785,000	54,403,712

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year Ended June 30		From May 31, 2006 (Inception) to
	2011	2010	June 30, 2011
Cash Flows Provided By (Used In):

Operating Activities
Net (loss)	$(222,565)	(845,764)	(1,592,114)
Adjustments to reconcile net (loss) to cash used in operating activities:
Stock-based compensation	212,500	692,510	1,343,187
Changes to operating assets and liabilities:
Prepaid expenses	70	10,626	-
Accounts payable and accrued liabilities	(4,036)	11,571	16,253
Net cash (used in) operating activities	(14,031)	(131,057)	(232,674)
Investing Activity	-	-	-

Financing Activities
Issuance of common stock	-	55,000	117,500
Share issue costs	-	-	(1,128)
Proceeds from loans payable	7,030	76,052	119,029
Net cash provided by financing activities	7,030	131,052	235,401
Increase (Decrease) in Cash	(7,001)	(5)	2,727
Cash, Beginning of Period	9,728	9,733	-
Cash, End of Period	$2,727	9,728	2,727

Supplemental Information
Cash Activities:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Non-cash Investing and Financing Activities
Common stock issued for services	$-	$-	$1,369,750

The accompanying notes are an integral part of these financial statements.

Verify Smart Corp.
(Development Stage Company)

Statements of Stockholders' Equity (Deficit)
From May 31,2006 (Inception) to June 30, 2011 (Stated in U.S. Dollars)

	Common Stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	-	-	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	-

Stock issued for cash on June 30, 2010 at $0.10 per share	550,000	550	54,450	-	55,000

Stock issued for finders fees	20,000	20	(20)	-	-

Net loss for the year	-	-	-	(845,764)	(845,764)

Balance – June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

Net loss for the year	-	-	-	(222,565)	(222,565)

Balance – June 30, 2011	52,785,000	$52,785	$1,433,337	$(1,592,114)	$(105,992)

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

(Stated in U.S. Dollars)

1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Verify Smart Corp. (the "Company") was incorporated under the laws of the State of Nevada on May 31, 2006. The Company was originally formed to engage in the acquisition, exploration and development of natural resource properties. Effective March 25, 2009, the Company commenced activity involving developing and selling internet security software for credit card fraud prevention (Note 6).

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $1,592,114 for the period from May 31, 2006 (inception) to June 30, 2011, has a stockholders’ deficit of $105,992, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three

months or less to be cash equivalents. At June 30, 2011 and 2010, cash consists primarily of cash   on deposit.

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

Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At June 30, 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04: “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This is a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt the new disclosure requirements for comprehensive income beginning January 1, 2012.

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

4.

LOANS PAYABLE

At June 30, 2011, the Company was indebted for non-interest bearing loans, with no formalized terms of repayment, for $119,029 (June 30, 2010 - $111,999) from unrelated parties.

5.

CAPITAL STOCK

a) Common Stock

As of June 30, 2011 the Company had 52,785,000 shares of common stock issued and outstanding.

During the year ended June 30, 2011, the Company had no stock activity.

As of June 30, 2010 the Company had 52,785,000 shares of common stock issued and outstanding.

During the year ended June 30, 2010, the Company issued the following common shares:

i) On July 14, 2009, the Company entered a consulting service agreement and issued 50,000 shares of restricted common stock at a fair value $0.53 per share, amounting $26,500 as compensation.

ii) On August 14, 2009, the Company entered into a consulting service agreement and issued 1,000,000 shares of common stock at a fair value $0.425 per share, amounting $425,000 as compensation.

iii) On October 28, 2009, 10,000,000 shares of common stock from Howard Gelfand were cancelled and returned.

iv) On November 15, 2009, the Company entered into three consulting service agreements and issued 140,000 shares of common stock at a fair value $0.475 per share, amounting $66,500 as compensation.

v) On April 24, 2010, the Company issued 550,000 shares of common stock at $0.10 per share for cash proceeds of $55,000.  The Company issued 20,000 shares of common stock at a deemed fair value of $2,000 in connection with the private placement.

b) Share Purchase Warrants and Stock Options

As of June 30, 2011 and 2010 there are no share purchase warrants or stock options outstanding to acquire any additional shares of common stock.

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

Upon the closing of the joint venture agreement, the Company would be the operator of the joint venture corporation and will contract with Verified Capital Corp. to be the sub-operator.

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

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at June 30, 2011, $26,563 is included in prepaid expenses and will be recognized over the remaining term of the consulting agreement.

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

On March 31, 2010, the agreement was terminated and AMG waived the payable of $45,000

c) On November 15, 2009, the Company entered into a consulting agreement with Eileen Duperron wherein Eileen Duperron has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 40,000 restricted common shares at a fair value of $19,000. The agreement expired on May 15, 2010. At June 30, 2010, $19,000 was recognized as consulting expense.

d) On November 15, 2009, the Company entered into a consulting agreement with Kim Baker wherein Kim Baker has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expired on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense.

e) On November 15, 2009, the Company entered into a consulting agreement with Intentional and Purposeful Living wherein Intentional and Purposeful Living has agreed to provide certain consulting services to the company. As compensation under the agreement, the Company agreed to issue 50,000 restricted common shares at a fair value of $23,750. The agreement expired on May 15, 2010. At June 30, 2010, $23,750 was recognized as consulting expense.

8.

INCOME TAXES

 As of June 30, 2011

 Deferred tax assets:

        Net operating tax carry forwards                               $   293,928

        Tax rate                                                                              34%

     Gross deferred tax assets                                                    99,935

     Valuation allowance                                                         (99,935)

     Net deferred tax assets                                                  $            0

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

As of June 30, 2010, the Company has net operating loss carry forwards of approximately $293,928. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

9.

SUBSEQUENT EVENTS

a) On June 22, 2012 the Company entered into a share purchase agreement, with Ukabobs LLC (doing business as imobile Interactive) (“Ukabobs”), a New Jersey limited liability company and the selling equity members of Ukabobs (the "Selling Members"), to acquire from the Selling  Members, 100% of their outstanding ownership interest in Ukabobs.

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

In consideration of the license agreement, the Company has agreed to pay to Assured an aggregate cash payment of $300,000, payable as follows:

i) $100 upon execution of the license agreement;

ii) $10,000 by December 19, 2012;

iii) $40,000 by March 19, 2013; and

iv) $249,900 by September 19, 2013.

As additional consideration, the Company will issue to Assured 8,500,000 common shares in its capital stock within 30 days of September 19, 2012 (the “effective date”). This license will also be subject to a royalty payable to Assured equal to 2.5% of any gross sales made by the Company in respect of the technology.

By a license agreement amendment dated October 17, 2012, the Company and Assured mutually agreed to extend the effective date 90 days, or earlier if mutually agreed upon, from the date of the original agreement of September 19, 2012.

d) Pursuant to a private placement subscription agreement, on November 9, 2012 the Company received $50,000 for the issuance of 500,000 units @ $0.10 per unit. Each unit consists of one share of common stock in the capital of the Company, and one common share purchase warrant. Each warrant entitles the holder to purchase one share of common stock in the capital of the Company for a period of 18 months at a price per warrant of $0.30.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no occurrences requiring response to this item.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control — Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

For the year ended June 30, 2011, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of our directors and executive officers of our Company as at June 30, 2011:

Name and Address	Position	Age
Tony Cinotti (*)	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	59

(*)	Member of the Audit Committee.

(1)	Tony Cinotti was appointed a Director on November 30, 2009.

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

Family Relationships between our Directors

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

•

full, fair, accurate, timely and understandable disclosure in all reports and documents that the Corporation files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Corporation that are within the Senior Officer’s area of responsibility;

•

compliance with applicable governmental laws, rules and regulations; and

•

the prompt internal reporting of violations of the Code.

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

Promoters and Control Persons

Tony Cinotti is considered the promoter of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, since he was instrumental in seeking out other investors to participate in the private placement of stock equity in the Company.   He is also a control person since he owns Nil of our issued common shares. There are no other promoters involved with our Company.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by our Company from May 31, 2006 (date of inception) to June 30, 2011, for each of our officers and directors.   This information includes dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.   The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compensation ($)

Howard Gelfand Former President, Chief Executive Officer and Chief Financial Officer	2007 2008 2009 2010 2011	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Manly Shore Former President, Chief Executive Officer, Chief Financial Officer and Director	2008 2009 2010 2011	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Adi Muljo Former VP Business Development and Director	2008 2009 2010 2011	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Ralph Santos Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2008 2009 2010 2011	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Tony Cinotti Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	2009 2010 2011	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

We have not paid any salaries in 2007, 2008, 2009, 2010 and 2011 to date, and we do not anticipate paying any salaries at any time during the forthcoming year.   We will not be paying salaries until we have adequate funds to do so.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the Company's common stock beneficially owned on June 30, 2011, for (i) each of the Company's executive officers and directors and (ii) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At June 30, 2011, 52,785,000 shares of the Company's common stock were outstanding.

DESCRIPTION OF SECURITIES

Our authorized capital consists of 250,000,000 shares of common stock, par value $0.001 per share, of which 52,785,000 shares are issued and outstanding.

The following table sets forth certain information regarding the Company's common stock beneficially owned on June 30, 2011, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Name of Beneficial Owner i) Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Tony Cinotti, Director	Nil	0%

ii) Name and Address of Other Beneficial Owners	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Albury Investments Ltd.6% Suite 801, 8/F, Tower 1, The Gateway, 25 Canton Road, TST, Kowloon, Hong Kong	3,375,000	6%

Cede & Co. PO Box 222, Bowling Green Station New York, NY 10274	5,113,010	10%

Dartmore International Inc. Ste 13, Oliaji Trade Centre, Francis Rachel St. Victoria Mahe SEY	3,750,000	7%

Enavest Internacional SA 200 W 400S Plaza Mayor San Jose, COSTA RICA	3,750,000	7%

Executor Capital Inc. 60 Market Square Belize City, Belize	3,000,000	6%

Medford Financial Ltd 60 Market Square Belize City, Belize	3,100,000	6%

Sierra Growth Inc. Henville Building Charlestown, Nevis	4,200,000	8%

Strand Group Ltd. Henville Building Charlestown, Nevis	4,392,500	8%

Stonehurst Limited Suite 13 Oliaja Trade Centre Fracis Rachel Street Victoria, Seychelles	3,800,000	7%

The percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2011. As of June 30, 2011 there were 52,785,000 shares of our Company's common stock issued and outstanding.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404.

Director Independence

The Board of Directors has determined that Tony Cinotti is an “independent” director, meeting all applicable independence requirements of the SEC, including Rule 10A-3(b)(1) pursuant to the Exchange Act. In making this determination, the Board of Directors affirmatively determined that he has no relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since May 31, 2006 (date of inception) to June 30, 2011 and thereafter to the date of this Form 10-K, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director, executive officer, any security holder or related party who is known by us to own of record or beneficially more than 5% of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, from May 31, 2006 (date of inception) to June 30, 2011, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of the common shares of our Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

Our director is not a director or officer of any other company involved in licensed software which provides a comprehensive solution to credit card fraud.  However, there can be no assurance such involvement in other companies in this industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2011 and for fiscal year ended June 30, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30,
	2010	2009
Audit Fees	$13,000	20,750
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$20,750	10,000

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

Tax Fees

The Company incurred no expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended June 30, 2011 and June 30, 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)  (1)   Financial Statements.

Financial Statements

The Company's financial statements are included in Item 8 of this Annual Report.

(a)  (2)   Financial Statement Schedules

All schedules are omitted because they are not applicable or have been provided in Item 8 of this Annual Report.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3(i)	Articles of Incorporation (incorporated by reference from Verify Smart Corp.’s Registration Statement on Form 2S-2 filed on August 10, 2006)

3(ii)	By-laws (incorporated by reference from Verify Smart Corp.’s Registration Statement on Form S-1 filed on July 21, 2008)

3(iii)	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

3(iv)	Certificate of Amendment (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2009)

10	Material Contracts

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

10.3	Consulting Agreement with Duke Enterprises LLC (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.4	Consulting Agreement with New Vision Consulting Corporation (incorporated by reference from our Current Report on Form 8-K filed on May 29, 2009)

10.5	Consulting Agreement with Wei ("David") Cheng (incorporated by reference from our Current Report on Form 8-K filed on August 20, 2009)

10.6	Investment Purchase Agreement with Black Diamond Investment Group Corp. (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.7	Consulting Agreement with Cohen Independent Research Group (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2009)

10.8	Compensation Agreement with AMG Group Inc.(incorporated by reference from our Current Report on Form 8-K filed on October 2, 2009)

10.9	Company issued 500,000 shares to Black Diamond Investment Group Corp.(incorporated by reference from our Current Report on Form 8-K filed on November 12, 2009)

10.10	A 50/50 revenue sharing Agreement with iPay Commerce Ventures(incorporated by reference from our Current Report on Form 8-K filed on November 16, 2009)

10.11	A 50/50 revenue sharing Agreement with iPay Commerce Ventures(incorporated by reference from our Current Report on Form 8-K filed on November 16, 2009)

10.12	Consulting Agreement with Eileen Duperron, Kim Baker and Intentional and Purposeful Living(incorporated by reference from our Current Report on Form 8-K filed on November 23, 2009)

10.13	Settlement and license agreement with Vinema Company Ltd.(incorporated by reference from our Current Report on Form 8-K filed on December 4, 2009)

10.14	Appointing Tony Cinotti as our sole director.(incorporated by reference from our Current Report on Form 8-K filed on December 31, 2009)

10.15	Agreement with Vinema (incorporated by reference from our Current Report on Form 8-K filed on February 10, 2010)
14.1	Code of Ethics

31.1	Section 302 Certification - Principal Executive Officer and Principal Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP.

Date:	December 7, 2012	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	December 7, 2012	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer