Form 10-Q
period 2011-09-30
VERIFY SMART CORP.
filed 2013-01-25
CIK 1370292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-136492

VERIFY SMART CORP.
 (Exact name of registrant as specified in its charter)

Nevada 20-5005810 (State or other jurisdiction (IRS Employer Identification No.) of incorporation or organization)

564 Wedge Lane

Fernley, Nevada 89408

(Address of principal executive offices)

(775) 575-5897
(Registrant's telephone number, including area code)

N/A
(Former name and former fiscal year,
if changed since last report)

57 Montague Street, Brooklyn NY 11201

(Former address, changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act [ ] Yes [X] No

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

54,535,000 common shares issued and outstanding as of January 24, 2013

VERIFY SMART CORP.

Quarterly Report on Form 10-Q for the period ended September 30, 2011

INDEX

Page
PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2011, and our results of operations, and our cash flows for the three month period ended September 30, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

VERIFY SMART CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Stated in U.S. Dollars)

(Unaudited)

VERIFY SMART CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	As Of September 30, 2011	As of June 30, 2011
Assets
Current
Cash	$ -	$ 2,727
Prepaid expenses	-	26,563
Total Assets	$ -	$ 29,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 16,253	$ 16,253
Loans Payable	119,029	119,029
Total Liabilities	135,282	135,282
Stockholders' Deficit
Share Capital Authorized:
Common Stock- $0.001 par value, 250,000,000 shares
Issued and Outstanding:
Common Stock- 52,785,000 shares (June 30, 2011- 52,785,000 shares)	52,785	52,785
Additional Paid-in Capital	1,433,337	1,433,337
Accumulated Deficit during the Development Stage	(1,621,404)	(1,592,114)
Total Stockholders' Deficit	(135,282)	(105,992)
Total Liabilities and Stockholders' Deficit	$ -	$ 29,290

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30		From May 31, 2006 (Inception) to September 30,
	2011	2010	2011
Revenue	$ -	$ -	$ -
Expenses
General and administrative	2,727	210	84,372
Professional fees	-	803	96,080
Management fees	26,563	60,125	1,432,679
Total operation expenses	29,290	61,138	1,613,131

Loss from Operations	(29,290)	(61,138)	(1,613,131)

Other Expenses
Interest Expense	-	(380)	(1,767)
Foreign exchange loss	-	-	(6,506)
Total other (expense)	-	(380)	(8,273)

Net Loss	$ (29,290)	$ (61,518)	$ (1,621,404)

Net (Loss) Per Share- Basic and Diluted	$ (0.00)	$ (0.01)
Weighted Average Shares Outstanding	52,785,000	52,785,000

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended September 30
	2011	2010	From May 31 2006 (Inception) to September 30, 2011
Cash Flows Provided By (Used In) Operating Activities:
Net (loss)	$ (29,290)	$ (61,518)	$ (1,621,404)
Adjustments to reconcile net (loss) to cash used in operating activities:
Stock-based compensation	26,563	53,196	1,369,750
Changes to operating assets and liabilities:
Accounts payable and accrued liabilities	-	(4,828)	16,253
Net cash used in operating activities	(2,727)	(13,150)	(235,401)

Investing Activity	-	-	-
Financing Activities
Issuance of common stock	-	-	117,500
Share issue costs	-	-	(1,128)
Proceeds from loan payable	-	6,150	119,029
Net cash provided in financing activities	-	6,150	235,401

(Decrease) in Cash	(2,727)	(7,000)	-
Cash, Beginning of Period	2,727	9,727	-
Cash, End of Period	$ -	$ 2,727	$ -

Supplemental Information:
Cash Activities:
Interest Paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash Investing and Financing Activities:
Common stock issued for services	$ -	$ -	$ 1,369,750

The accompanying condensed notes are an integral part of these interim financial statements.

Verify Smart Corp.
(Development Stage Company)

Statements of Stockholders' Equity
From May 31, 2006 (Inception) to September 30, 2011 (Stated in U.S. Dollars) (Unaudited)

	Common Stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	-	-	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	-

Stock issued for cash on June 30, 2010 at $0.10 per share	550,000	550	54,450	-	55,000

Stock issued for finders fees	20,000	20	(20)	-	-

Net loss for the year	-	-	-	(845,764)	(845,764)

Balance – June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

Net loss for the year	-	-	-	(222,565)	(222,565)

Balance – June 30, 2011	52,785,000	52,785	1,433,337	(1,592,114)	(105,992)

Net loss for the period	-	-	-	(29,290)	(29,290)

Balance – September 30, 2011	52,785,000	$52,785	$1,433,337	$(1,621,404)	$(135,282)

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $1,621,404 for the period from May 31, 2006 (inception) to September 30, 2011, has a stockholders’ deficit of $135,282, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which are of a recurring nature and which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended June 30, 2011. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the June 30, 2011 financial statements, has been omitted. The results of operations for the three month period ended September 30, 2011 are not necessarily indicative of results for the entire year ending June 30, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2011 and June 30, 2011, cash consists primarily of cash on deposit.

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

Fair Value of Financial Instruments and Concentration of Risk

A fair value hierarchy was established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1:  classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.

Level 2:  classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.

Level 3:  classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.

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

Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At September 30, 2011 and at June 30, 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

4.

LOANS PAYABLE

At September 30, 2011, the Company was indebted for non-interest bearing loans, with no formalized terms of repayment, for $119,029 (June 30, 2011 - $119,029), of which $3,000 was an advance from a shareholder.

5.

CAPITAL STOCK

a) Common Stock

During the three month period ended September 30, 2011, the Company had no stock activity.

As of September 30, 2011 the Company had 52,785,000 shares of common stock issued and outstanding.

b) Share Purchase Warrants and Stock Options

There were no share purchase warrants or stock options outstanding at September 30, 2011 to acquire any additional shares of common stock.

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

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at September 30, 2011, all costs had been recognized over the term of the consulting agreement.

8.

SUBSEQUENT EVENTS

a) Share Purchase Agreement

On April 19, 2012 the Company entered into a share purchase agreement, with Ukabobs LLC (doing business as iMobile Interactive) (“Ukabobs”), a New Jersey limited liability company and the selling equity members of Ukabobs (the "Selling Members"), to acquire from the Selling Members, 100% of their outstanding ownership interest in Ukabobs.

As consideration for this purchase, the Company has agreed to pay a cash purchase price of $300,000 and to issue 8,800,000 shares of its common stock on closing, subject to certain conditions being met.

To date these conditions have not been met and the transaction has not yet been completed.

b) Patent License Agreement

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

ii) $10,000 by March 19, 2013 (extended date);

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

c) Consulting Agreement – Micro-Teck Consulting, Inc.

Effective July 15, 2012 the Company entered into a consulting agreement with Micro-Teck Consulting, Inc. a New Jersey corporation (the "Consultant"), whereby the Consultant is to provide certain services to the Company as Executive Director Mobile Applications. These services consist generally of supporting the Company in respect of advising, development and maintenance of the Company’s proprietary software as well as installation and training.

For all services rendered by the Consultant to the Company under this Agreement or otherwise, the Company will compensate the Consultant as follows:

i) Subject to the terms and conditions of the Company’s stock option agreement, the Company will grant to the Consultant the option to purchase 300,000 shares of common stock of the Company, with an exercise price of $0.25 per share (the “Option”).  The Option will vest with respect to 75,000 shares when the Consultant completes each additional three-month period of continuous service thereafter, such that all of the shares will completely vest 12 months from the vesting commencement date.

These options will only be granted should the Consultant complete the successful development, testing and deployment of the initial mobile application development project as prescribed by the Company at the time of the exercise. Should this agreement with the Consultant be terminated, only those options allotted to the Consultant as of the termination date as per the quarterly vesting schedule, will be considered vested. Following the termination date of the Consultant’s contractual relationship with the Company, the Consultant will have 60 days in which to exercise the vested options.

ii) The Company will grant to the Consultant 75,000 shares of the Company’s common stock.  The Shares will be held in escrow, and will be released completely after the successful development, testing and deployment of the initial mobile application development project, as prescribed by the Company.

iii)  The Company agrees to award additional stock options to Consultant for each mobile application development project agreed upon by Company and the Consultant.  The amount of the stock option award will be mutually agreed upon by the Company and the Consultant prior to the start of project development efforts.  The price of the additional stock option award will be at 40% of the market price at the time of the award.

iv) The Company will pay to the Consultant 2.5% percent of revenue generated for the products/services delivered by the Consultant, which will be applied to the purchase of options on a quarterly basis.  After all options have been paid in full, said quarterly payments will be made directly to the Consultant.

v) The Company will pay the Consultant $2,000 per month to cover expenses, including travel and accommodation.

To date, the Company has not issued any options and shares relating to this agreement.

d) Consulting Agreements – Other

On October 19, 2012, the Company signed two invoice and professional services agreements with two individuals for equity investment consulting services. As compensation, the initial fee for expenses for these services will be in the form of an aggregate of 1,200,000 shares of common stock of the Company, by way of stock options and or warrants, exercisable for 18 months at $0.30 per share.

To date, the Company has not issued any shares relating to this agreement.

e) Issuance of Units

During the months of April, November and December, 2012, under private placement subscription agreements, the Company accepted five subscription agreements to issue 1,750,000 units to four investors, at $0.10 per unit, for total proceeds of $175,000. Each unit consists of one common share in the capital of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one common share in the capital stock of the Issuer. The warrants are exercisable for 18 months at $0.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

CORPORATE OVERVIEW

The address of our principal executive office is 564 Wedge Lane, Fernley, Nevada 89408. Our telephone number is (775) 575-5897

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

Effective August 14, 2009, we entered into a consulting agreement with Cohen Independent Research Group wherein Cohen Independent Research has agreed to provide certain consulting services to our company. As compensation under the agreement we have agreed to issue 1,000,000 restricted common shares of our company. The 1,000,000 common shares were issued on August 14, 2009. The agreement expired on August 14, 2011.

On December 11 and December 13, 2012, respectively, Anthony Lalley and Sandy Manata were appointed as directors of our company.

Our board of directors now consists of Tony Cinotti, Anthony Lalley and Sandy Manata.

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

The acquisition contemplated by the preliminary discussions was subject to the fulfillment of certain conditions precedent, due diligence and the negotiation of a definitive agreement. As at September 19, 2012, the joint venture agreement was terminated by mutual consent of the parties.

Our Products / Services

We currently offer, or intend to offer, the following four product lines, consisting of:

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

A typical VerifyNGo process occurs in the following way:

. The process starts when a user performs an action which contains a certain security constraint (i.e. online purchase, website login).

. Once the user performs an action that contains a security constraint, a VerifyNGO authentication is triggered sending a message to the user's mobile phone or PDA.

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

       *    24 hour, 7 day/week client support

       *    cutting-edge security, fraud monitoring, and reporting

       *    increased accuracy and speed of contributions to member accounts

       *    synchronization with sophisticated retrieval methods, including remittance on Visa cards

       *    mobile to mobile money transfers (PDA's and iphones) comprehensive tracking and reporting on transactions and client accounts, providing details and  history.

VeriSmart Card

The VeriSmart Card is a Visa co-branded, multipurpose prepaid card designed to work optimally with VeriSmart's own secure remittance service, VerifyTransfer, or to be easily integrated with any existing remittance platform.

It can be used, worldwide, for:

       *    traditional debit/credit card transactions in Visa affiliated establishments payment processing between individuals and organizations (e.g.; commission and payroll  payments, accounts payable, etc.)

       *    ATM transactions for Visa ATMs

       *    gift cards (pre-loaded format).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Revenue	$-	$-
Operation expenses	29,290	61,138
(Loss) from Operations	$29,290	$(61,138)

The Company has not generated any revenue since inception. The decrease in operating expenses is due to decreased management fee resulting from less business activity as the Company prepares for its new business venture.

Operating Expenses

Our expenses for the three months ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
General and administrative	$2,727	$210
Professional fees	-	803
Management fees	26,563	60,125
Total Operation Expenses	$29,290	$61,138

The decrease in management fees in 2011 is primarily related to termination of consulting agreements and less business activity as the Company prepares for its new business venture.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $Nil and our working capital deficit was $135,282.  During the three-month period ended September 30, 2011, we generated no revenues and have a net loss of $29,290.  As of September 30, 2011, we have a cumulative net loss of since inception of $1,621,404.   We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed business venture.

Working Capital (Deficit)

	As of September 30, 2011	As of June 30, 2010
	(Unaudited)

Current assets	$-	$29,290
Current liabilities	135,282	135,282
Working capital (deficit)	$(135,282)	$(105,992)

Cash Flows

	Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)
Net cash (used in) operating activities	$(2,727)	$(13,150)
Net cash provided by financing activities	-	6,150
Net (decrease) in cash	$(2,727)	$(7,000)

Cash From Operating Activities

Cash used in operating activities of $2,727 in the three months ended September 30, 2011 is due to a net operating loss of $29,290, offset by non-cash stock-based compensation in the same period of $26,563.  Cash used by operating activities of $13,150 in the three months ended September 30, 2010 is due to net operating loss of $61,518, offset in the same period by non-cash stock-based compensation of $53,196 and an increase in accounts payable of $4,828.

Cash From Financing Activities

There was no cash provided by financing activities in the three months ended September 30, 2011. Cash provided by financing activities of $6,150 in the three months ended September 30, 2010 is due to cash proceeds received from a non-interest bearing loan from unrelated parties.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 in January 2012 but this did not have a material impact on our company’s financial statements.

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

As a result of the existence of these material weaknesses as of September 30, 2011, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K

Those exhibits marked with an asterisk (*) refer to exhibits filed herewith. The other exhibits are incorporated herein by reference, as indicated in the following list.

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

(10)     MATERIAL CONTRACTS

10.1     Joint Venture Agreement among Verified Capital Corp., Verified
        Transactions Corp. and our company dated effective March 25, 2009
        (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated
        March 26, 2009)

10.2     Consulting Agreement with Cohen Independent Research Group
        (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated
        September 22, 2009)

10.3     Compensation Agreement with AMG Group Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 1, 2009)

10.4     Share Purchase Agreement with Ukabobs LLC (doing business as iMobile

         Interactive)(incorporated by reference to Exhibit 10.1 of the Company’s Form

         8-K dated June 27, 2012)

10.5     Patent License Agreement with Assured Mobile Technologies LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated September 20,

         2012)

10.6     Changes in Registrant’s Certifying Accountant (incorporated by reference to

         Exhibit 10.1 of the Company’s Form 8-K dated December 21, 2012)

10.7     Private Placement Subscription Agreements with the following subscribers:

10.7  *  (A) Jim O’Callaghan, dated November 30, 2012, for 500,000 units

             (incorporated by reference herein)

      +  (B) Jim O’Callaghan, dated December 13, 2012, for 200,000 units

      *  (C) Brian Baily, dated December 12, 2012, for 50,000 units

             (incorporated by reference herein)

      +  (D) Joseph Zenko, JR, dated December 17, 2012, for 500,000 units

      +  (E) Murray Polischuk/Murling Holdings Inc., dated April 23, 2012,

             For 500,000 units

10.8  *  Invoice and Professional Services Agreement with Lloyd Dohner, initial fee in the form of an aggregate of 400,000 shares of common stock of the

         Company, by way of stock options and or warrants, dated October 19, 2012

         (provided by reference herein)

10.9  ++ Invoice and Professional Services Agreement with Jim O’Callaghan, initial fee in the form of an aggregate of 800,000 shares of common stock of the

         Company, by way of stock options and or warrants, dated October 19, 2012

10.10 *  Consulting Agreement with Micro-Teck Consulting, Inc. dated July 15, 2012

         (provided by reference herein)

(31)     RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1 *   Section 302 Certification of Principal Executive Officer and Principal
        Financial Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1 *   Section 906 Certification of Principal Executive Officer and Principal
        Financial Officer.

(101)    INTERACTIVE DATA FILE

101      Interactive Data File (Form 10-Q for the quarterly period ended September 30,

         2011 furnished in XBRL)

    +    Document omitted, as substantially identical in all material respects to document 10.7 (A), except as to the date of execution and number of units

    ++   Document omitted, as substantially identical in all material respects to document 10.8, except as to the date of execution and number of shares

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIFY SMART CORP.
 (Registrant)

Dated: January 25, 2013 /s/ Tony Cinotti ------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

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

Dated: January 25, 2013 /s/ Tony Cinotti ------------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tony Cinotti, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q/A of Verify Smart Corp. for the period ended September 30, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Verify Smart Corp.

Dated: January 25, 2013 /s/ Tony Cinotti ------------------------------------------ Tony Cinotti President, Chief Executive Officer, Chief Financial Officer

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

EXHIBIT 10.7 (A)

THIS PRIVATE PLACEMENT SUBSCRIPTION AGREEMENT (THE "SUBSCRIPTION AGREEMENT") RELATES TO AN OFFERING OF SECURITIES IN AN OFFSHORE TRANSACTION TO PERSONS WHO ARE NOT U.S. PERSONS (AS DEFINED HEREIN) PURSUANT TO REGULATION S UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT").

NONE OF THE SECURITIES TO WHICH THIS SUBSCRIPTION AGREEMENT RELATES HAVE BEEN REGISTERED UNDER THE 1933 ACT, OR ANY U.S. STATE SECURITIES LAWS, AND, UNLESS SO REGISTERED, NONE MAY BE OFFERED OR SOLD, DIRECTLY OR INDIRECTLY, IN THE UNITED STATES OR TO U.S. PERSONS (AS DEFINED HEREIN) EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S UNDER THE 1933 ACT, PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE 1933 ACT, OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND IN EACH CASE ONLY IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS.

PRIVATE PLACEMENT SUBSCRIPTION
FOR NON U.S. SUBSCRIBERS

VERIFY SMART CORP.

PRIVATE PLACEMENT

INSTRUCTIONS TO SUBSCRIBER:

1.

COMPLETE the information on page 2 of this Subscription Agreement.

2.

FAX a copy of page 2 of this Subscription Agreement, and if resident in Canada, all pages of the Questionnaire attached as Schedule A, to Verify Smart Corp at _______________________.

3.

COURIER the originally executed copy of the entire Subscription Agreement, together with the Questionnaire if applicable, to the Company, to _______________________________________.

PRIVATE PLACEMENT SUBSCRIPTION AGREEMENT

VERIFY SMART CORP.

Subject and pursuant to the attached “Terms and Conditions” of this Subscription Agreement, including all schedules and appendices attached hereto, the Subscriber hereby irrevocably subscribes for, and on the Closing Date, will purchase from Verify Smart Corp. (the “Company”), the following securities at the following price:

__________________Units
US$0.10 per Unit for a total purchase price of US$________________________
The subscriber owns, directly or indirectly, the following securities of the Company:

[Check if applicable] The Subscriber ☐ is an affiliate of the Company

The Subscriber directs the Company to issue, register and deliver the certificates representing the Units as follows:

REGISTRATION INSTRUCTIONS:	DELIVERY INSTRUCTIONS:
Name to appear on certificate SIN/Tax ID No. Address	Name and account reference, if applicable Contact name Address Telephone number

EXECUTED by the Subscriber this _______ day of _______________, _____.  By executing this Agreement, the Subscriber certifies that the Subscriber and any beneficial purchaser for whom the Subscriber is acting is resident in the jurisdiction shown as the “Address of the Subscriber”. The address of the Subscriber will be accepted by the Company as a representative as to the address of residency for the Subscriber.

WITNESS:	EXECUTION BY SUBSCRIBER:
Signature of witness Name of witness Address of witness	X Signature of individual (if Subscriber is an individual) X Authorized signatory (if Subscriber is not an individual) Name of Subscriber (please print) Name of authorized signatory (please print)
ACCEPTED this _______ day of ______________________, _____. VERIFY SMART CORP. Per: Authorized signatory	Address of Subscriber (residence) Telephone number and e-mail address

By signing this acceptance, the Company agrees to be bound by all representations, warranties, covenants and agreements on pages 3-11 hereof. This Subscription Agreement may be executed in any number of counterparts, each of which, when so executed and delivered, shall constitute an original and all of which together shall constitute one instrument.  Delivery of an executed copy of this Subscription Agreement by electronic facsimile transmission or other means of electronic communication capable of producing a printed copy will be deemed to be execution and delivery of this Subscription Agreement as of the date hereinafter set forth.

THIS PRIVATE PLACEMENT SUBSCRIPTION AGREEMENT (THE "SUBSCRIPTION AGREEMENT") RELATES TO AN OFFERING OF SECURITIES IN AN OFFSHORE TRANSACTION TO PERSONS WHO ARE NOT U.S. PERSONS (AS DEFINED HEREIN) PURSUANT TO REGULATION S UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT").

NONE OF THE SECURITIES TO WHICH THIS SUBSCRIPTION AGREEMENT RELATES HAVE BEEN REGISTERED UNDER THE 1933 ACT, OR ANY U.S. STATE SECURITIES LAWS, AND, UNLESS SO REGISTERED, NONE MAY BE OFFERED OR SOLD, DIRECTLY OR INDIRECTLY, IN THE UNITED STATES OR TO U.S. PERSONS (AS DEFINED HEREIN) EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S UNDER THE 1933 ACT, PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE 1933 ACT, OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND IN EACH CASE ONLY IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS.

PRIVATE PLACEMENT SUBSCRIPTION

(Non U.S. Subscribers Only)

TO:

Verify Smart Corp. (the “Company”)

Purchase of Units

1.

SUBSCRIPTION

1.1         The undersigned (the "Subscriber") hereby irrevocably subscribes for and agrees to purchase the number of units of the Company's common stock (the "Units") as set out on page 2 of this Subscription Agreement at a price of US$0.10 per Unit (such subscription and agreement to purchase being the "Subscription"), for the total subscription price as set out on page 2 of this Subscription Agreement (the "Subscription Proceeds"), which Subscription Proceeds are tendered herewith, on the basis of the representations and warranties and subject to the terms and conditions set forth herein.

        1.2             Each Unit will consist of one share of common stock in the capital of the Company (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment.  Each whole Warrant shall be non-transferable and shall entitle the holder thereof to purchase one share of common stock in the capital of the Company (each, a “Warrant Share”), as presently constituted, for a period of 18 months commencing from the Closing (as defined hereafter), at a price per Warrant Share of US$0.30.  The Shares, Warrants and Warrant Shares are referred to as the “Securities”.

1.3              The Company hereby agrees to sell, on the basis of the representations and warranties and subject to the terms and conditions set forth herein, to the Subscriber the Units.  Subject to the terms hereof, the Subscription Agreement will be effective upon its acceptance by the Company.

        1.4          Unless otherwise provided, all dollar amounts referred to in this Subscription Agreement are in lawful money of the United States of America.

2.

PAYMENT

        2.1                      The Subscription Proceeds must accompany this Subscription Agreement.  The Subscriber authorizes the Company's lawyers to deliver the Subscription Proceeds to the Company if the Subscription Proceeds are delivered to the Company’s lawyers, without further instructions required.

        2.2                   The Subscriber acknowledges and agrees that this Subscription Agreement and any other documents delivered in connection herewith will be held by the Company's lawyers on behalf of the Company.  In the event that this Subscription Agreement is not accepted by the Company for whatever reason within 90 days of the delivery of an executed Subscription Agreement by the Subscriber, or the minimum offering amount is not achieved by that time, this Subscription Agreement, the Subscription Proceeds and any other documents delivered in connection herewith will be returned to the Subscriber at the address of the Subscriber as set forth in this Subscription Agreement without interest or deduction.

        2.3                Where the Subscription Proceeds are paid to the Company, the Company may treat the Subscription Proceeds as a non-interest bearing loan and may use the Subscription Proceeds prior to this Subscription Agreement being accepted by the Company.

3.

QUESTIONNAIRES AND UNDERTAKINGS AND DIRECTIONS

3.1                      The Subscriber must complete, sign and return to the Company one (1) executed copy of this Subscription Agreement and a copy of the Canadian Questionnaire attached as Schedule A, if applicable.

The Subscriber shall complete, sign and return to the Company as soon as possible, on request by the Company, any documents, questionnaires, notices and undertakings as may be required by regulatory authorities, and applicable law.

4.

CLOSING

4.1            Closing of the purchase and sale of the Units shall occur on such date as may be determined by the Company in its sole discretion (the "Closing Date").  The Subscriber acknowledges that Units may be issued to other subscribers under this offering (the "Offering") before or after the Closing Date.  The Company, may, at its discretion, elect to close the Offering in one or more closings, in which event the Company may agree with one or more subscribers (including the Subscriber hereunder) to complete delivery of the Shares and the Warrants to such subscriber(s) against payment therefore at any time on or prior to the Closing Date.

 4.2               The Subscriber will deliver to the Company the Subscription Agreement and all applicable schedules and required forms, duly executed, and payment in full for the total price of the Securities to be purchased by the Purchaser.

5.

ACKNOWLEDGEMENTS OF SUBSCRIBER

 5.1                   The Subscriber acknowledges and agrees that:

(a)        none of the Securities have been registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any state securities or "blue sky" laws of any state of the United States, and are being offered only in a transaction not involving any public offering within the meaning of the 1933 Act, and, unless so registered, may not be offered or sold in the United States or to U.S. Persons (as defined herein), except pursuant to an effective registration statement under the 1933 Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act, and in each case only in accordance with applicable state and provincial securities laws;

(b)       the Company will refuse to register any transfer of any of the Securities not made in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the 1933 Act or pursuant to an available exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act;

(c)      by completing the Questionnaire, the Subscriber is representing and warranting that the Subscriber satisfies one of the     categories of registration and prospectus exemptions provided for in National Instrument 45-106 ("NI 45-106") adopted by the Canadian Securities Administrators (the "CSA");

(a)

  (d)        the decision to execute this Subscription Agreement and purchase the Units agreed to be purchased hereunder has not been          based upon any oral or written representation as to fact or otherwise made by or on behalf of the Company and such decision is based solely upon a review of publicly available information regarding the Company available on the website of the United States Securities and Exchange Commission (the "SEC") available at www.sec.gov and on the System for Electronic Document Analysis and Retrieval website available at www.sedar.com and (the "Company Information");

(e)          the Subscriber and the Subscriber's advisor(s) have had a reasonable opportunity to review the Company Information and to ask questions of and receive answers from the Company regarding the Offering, and to obtain additional information, to the extent possessed or obtainable without unreasonable effort or expense, necessary to verify the accuracy of the information contained in the Company Information, or any other document provided to the Subscriber;

(f)          the books and records of the Company were available upon reasonable notice for inspection, subject to certain confidentiality restrictions, by the Subscriber during reasonable business hours at its principal place of business and that all documents, records and books pertaining to this Offering have been made available for inspection by the Subscriber, the Subscriber's attorney and/or advisor(s);

(b)

(g)         by execution hereof the Subscriber has waived the need for the Company to communicate its acceptance of the purchase of the Units pursuant to this Subscription Agreement;

(h)       the Company is entitled to rely on the representations and warranties and the statements and answers of the Subscriber contained in this Subscription Agreement and the Questionnaire and the Subscriber will hold harmless the Company from any loss or damage it may suffer as a result of the Subscriber's failure to correctly complete this Subscription Agreement and the Questionnaire;

(i)      the Subscriber will indemnify and hold harmless the Company and, where applicable, its respective directors, officers, employees, agents, advisors and shareholders from and against any and all loss, liability, claim, damage and expense whatsoever (including, but not limited to, any and all fees, costs and expenses whatsoever reasonably incurred in investigating, preparing or defending against any claim, lawsuit, administrative proceeding or investigation whether commenced or threatened) arising out of or based upon any acknowledgment, representation or warranty of the Subscriber contained herein, the Questionnaire or in any other document furnished by the Subscriber to the Company in connection herewith, being untrue in any material respect or any breach or failure by the Subscriber to comply with any covenant or agreement made by the Subscriber to the Company in connection therewith;

(j)         the issuance and sale of the Units to the Subscriber will not be completed if it would be unlawful or if, in the discretion of the Company acting reasonably, it is not in the best interests of the Company;

(k)        the Subscriber has been advised to consult the Subscriber’s own legal, tax and other advisors with respect to the merits and risks of an investment in the Securities and with respect to the applicable resale restrictions, and it is solely responsible (and the Company is not in any way responsible) for compliance with:

(i)        any applicable laws of the jurisdiction in which the Subscriber is resident in connection with the distribution of the Securities hereunder, and

(ii)        applicable resale restrictions;

(c)

(l)         the Subscriber has not acquired the Units as a result of, and will not itself engage in, any "directed selling efforts" (as defined in Regulation S under the 1933 Act) in the United States in respect of any of the Securities which would include any activities undertaken for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for the resale of any of the Securities; provided, however, that the Subscriber may sell or otherwise dispose of any of the Shares or the Warrant Shares pursuant to registration of any of the Shares or the Warrant Shares pursuant to the 1933 Act and any applicable state securities laws or under an exemption from such registration requirements and as otherwise provided herein;

(m)      the Subscriber is outside the United States when receiving and executing this Subscription Agreement and is acquiring the Units as principal for its own account, for investment purposes only, and not with a view to, or for, resale, distribution or fractionalization thereof, in whole or in part, and no other person has a direct or indirect beneficial interest in such Units;

(n)      the statutory and regulatory basis for the exemption claimed for the offer and sale of the Units, although in technical compliance with Regulation S, would not be available if the offering is part of a plan or scheme to evade the registration provisions of the 1933 Act;

(o)        the Company has advised the Subscriber that, if the Subscriber is a Canadian resident, the Company is relying on an exemption from the requirements to provide the Subscriber with a prospectus and to sell the Units through a person registered to sell securities under the Securities Act (British Columbia) (the “BC Act”) and, as a consequence of acquiring the Units pursuant to this exemption, certain protections, rights and remedies provided by the BC Act, including statutory rights of rescission or damages, will not be available to the Subscriber;

(p)          none of the Securities are listed on any stock exchange or automated dealer quotation system and no representation has been made to the Subscriber that any of the Securities will become listed on any stock exchange or automated dealer quotation system, except that currently certain market makers make market in the shares of the Company's common stock on the OTC Bulletin Board;

(q)        neither the SEC nor any other securities commission or similar regulatory authority has reviewed or passed on the merits of any of the Securities;

(r)          no documents in connection with this Offering have been reviewed by the SEC or any state securities administrators;

(s)          there is no government or other insurance covering any of the Securities; and

(t)       this Subscription Agreement is not enforceable by the Subscriber unless it has been accepted by the Company, and the Subscriber acknowledges and agrees that the Company reserves the right to reject any subscription for any reason.

6.

REPRESENTATIONS, WARRANTIES AND COVENANTS OF THE SUBSCRIBER

 6.1          The Subscriber hereby represents and warrants to and covenants with the Company (which representations, warranties and covenants shall survive the Closing Date) that:

(a) the Subscriber is not a U.S. Person (as defined herein);

(b) the Subscriber is not acquiring the Units for the account or benefit of, directly or indirectly, any U.S. Person (as defined herein);

(c) the Subscriber is resident in the jurisdiction set out on page 2 of this Subscription Agreement;

(d) the Subscriber:

(i)

(i)  is knowledgeable of, or has been independently advised as to, the applicable securities laws of the securities regulators having application in the jurisdiction in which the Subscriber is resident (the “International Jurisdiction”) which would apply to the acquisition of the Units,

(ii) is purchasing the Units pursuant to exemptions from prospectus or equivalent requirements under applicable securities laws or, if such is not applicable, the Subscriber is permitted to purchase the Units under the applicable securities laws of the securities regulators in the International Jurisdiction without the need to rely on any exemptions,

(iii) acknowledges that the applicable securities laws of the authorities in the International Jurisdiction do not require the Company to make any filings or seek any approvals of any kind whatsoever from any securities regulator of any kind whatsoever in the International Jurisdiction in connection with the issue and sale or resale of any of the Securities, and

(iv) represents and warrants that the acquisition of the Units by the Subscriber does not trigger:

A.

any obligation to prepare and file a prospectus or similar document, or any other report with respect to such purchase in the International Jurisdiction, or

B.

any continuous disclosure reporting obligation of the Company in the International Jurisdiction, and

the Subscriber will, if requested by the Company, deliver to the Company a certificate or opinion of local counsel from the International Jurisdiction which will confirm the matters referred to in subparagraphs (ii), (iii) and (iv) above to the satisfaction of the Company, acting reasonably;

(e) the Subscriber is acquiring the Units as principal for investment only and not with a view to, or for, resale, distribution or fractionalization thereof, in whole or in part, and, in particular, it has no intention to distribute either directly or indirectly any of the Securities in the United States or to U.S. Persons (as defined herein);

(f) the Subscriber is outside the United States when receiving and executing this Subscription Agreement;

(g) the Subscriber understands and agrees not to engage in any hedging transactions involving any of the Securities unless such transactions are in compliance with the provisions of the 1933 Act and in each case only in accordance with applicable state securities laws;

(d)

(h) the Subscriber acknowledges that it has not acquired the Units as a result of, and will not itself engage in, any "directed selling efforts" (as defined in Regulation S under the 1933 Act) in the United States in respect of any of the Securities which would include any activities undertaken for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for the resale of any of the Securities; provided, however, that the Subscriber may sell or otherwise dispose of any of the Shares or the Warrant Shares pursuant to registration of any of the Shares or the Warrant Shares pursuant to the 1933 Act and any applicable state securities laws or under an exemption from such registration requirements and as otherwise provided herein;

(e)

(i) the Subscriber has the legal capacity and competence to enter into and execute this Subscription Agreement and to take all actions required pursuant hereto and, if the Subscriber is a corporation, it is duly incorporated and validly subsisting under the laws of its jurisdiction of incorporation and all necessary approvals by its directors, shareholders and others have been obtained to authorize execution and performance of this Subscription Agreement on behalf of the Subscriber; the entering into of this Subscription Agreement and the transactions contemplated hereby do not result in the violation of any of the terms and provisions of any law applicable to, or, if applicable, the constating documents of, the Subscriber, or of any agreement, written or oral, to which the Subscriber may be a party or by which the Subscriber is or may be bound;

(j) the entering into of this Subscription Agreement and the transactions contemplated hereby do not result in the violation of any of the terms and provisions of any law applicable to, or, if applicable, the constating documents of, the Subscriber, or of any agreement, written or oral, to which the Subscriber may be a party or by which the Subscriber is or may be bound;

(k) the Subscriber has duly executed and delivered this Subscription Agreement and it constitutes a valid and binding agreement of the Subscriber enforceable against the Subscriber;

(l) the Subscriber has received and carefully read this Subscription Agreement;

(m) the Subscriber (i) has adequate net worth and means of providing for its current financial needs and possible personal contingencies, (ii) has no need for liquidity in this investment, and (iii) is able to bear the economic risks of an investment in the Securities for an indefinite period of time, and can afford the complete loss of such investment;

(n) the Subscriber has the requisite knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the investment in the Securities and the Company, and the Subscriber is providing evidence of knowledge and experience in these matters through the information requested in the Questionnaire;

(o) the Subscriber understands and agrees that the Company and others will rely upon the truth and accuracy of the acknowledgements, representations, warranties, covenants and agreements contained in this Subscription Agreement and the Questionnaire, and agrees that if any of such acknowledgements, representations and agreements are no longer accurate or have been breached, the Subscriber shall promptly notify the Company;

(p) the Subscriber is aware that an investment in the Company is speculative and involves certain risks, including the possible loss of the investment;

(q) the Subscriber is purchasing the Units for its own account for investment purposes only and not for the account of any other person and not for distribution, assignment or resale to others, and no other person has a direct or indirect beneficial interest is such Units, and the Subscriber has not subdivided his interest in the Units with any other person;

(r) the Subscriber is not an underwriter of, or dealer in, the shares of the Company's common stock, nor is the Subscriber participating, pursuant to a contractual agreement or otherwise, in the distribution of the Units;

(s) the Subscriber has made an independent examination and investigation of an investment in the Securities and the Company and has depended on the advice of its legal and financial advisors and agrees that the Company will not be responsible in anyway whatsoever for the Subscriber's decision to invest in the Securities and the Company;

(t) if the Subscriber is acquiring the Units as a fiduciary or agent for one or more investor accounts, the Subscriber has sole investment discretion with respect to each such account, and the Subscriber has full power to make the foregoing acknowledgements, representations and agreements on behalf of such account;

(f)

(u) the Subscriber is not aware of any advertisement of any of the Units and is not acquiring the Units as a result of any form of general solicitation or general advertising including advertisements, articles, notices or other communications published in any newspaper, magazine or similar media or broadcast over radio or television, or any seminar or meeting whose attendees have been invited by general solicitation or general advertising;

(v) no person has made to the Subscriber any written or oral representations:

(i) that any person will resell or repurchase any of the Securities,

(ii) that any person will refund the purchase price of any of the Securities,

(iii) as to the future price or value of any of the Securities, or

(iv) that any of the Securities will be listed and posted for trading on any stock exchange or automated dealer quotation system or that application has been made to list and post any of the Securities of the Company on any stock exchange or automated dealer quotation system, except that currently certain market makers make market in the shares of the Company's common stock on the OTC; and

(w) the Subscriber acknowledges and agrees that, if the Subscriber is resident in Canada, the Company shall not consider the Subscriber's Subscription for acceptance unless the undersigned provides to the Company, along with an executed copy of this Subscription Agreement:

(i) a fully completed and executed Questionnaire in the form attached hereto as Schedule A, and

(ii) such other supporting documentation that the Company or its legal counsel may request to establish the Subscriber's qualification as a qualified investor.

 6.2              In this Subscription Agreement, the term "U.S. Person" shall have the meaning ascribed thereto in Regulation S promulgated under the 1933 Act and for the purpose of the Subscription Agreement includes any person in the United States.

7.

ACKNOWLEDGEMENT AND WAIVER

7.1                 The Subscriber has acknowledged that the decision to purchase the Units was solely made on the Company Information.  The Subscriber hereby waives, to the fullest extent permitted by law, any rights of withdrawal, rescission or compensation for damages to which the Subscriber might be entitled in connection with the distribution of any of the Units.

8.

REPRESENTATIONS AND WARRANTIES WILL BE RELIED UPON BY THE COMPANY

8.1         The Subscriber acknowledges that the acknowledgements, representations and warranties contained herein and in the Questionnaire are made by it with the intention that they may be relied upon by the Company and its legal counsel in determining the Subscriber's eligibility to purchase the Units under applicable securities legislation, or (if applicable) the eligibility of others on whose behalf it is contracting hereunder to purchase the Units under applicable securities legislation.  The Subscriber further agrees that by accepting delivery of the certificates representing the Units, it will be representing and warranting that the acknowledgements representations and warranties contained herein and in the Questionnaire are true and correct as of the date hereof and will continue in full force and effect notwithstanding any subsequent disposition by the Subscriber of such Units.

9.

RESALE RESTRICTIONS

9.1              The Subscriber acknowledges that any resale of the Securities will be subject to resale restrictions contained in the securities legislation applicable to the Subscriber or proposed transferee.  The Subscriber acknowledges that none of the Securities have been registered under the 1933 Act or the securities laws of any state of the United States.  None of the Securities may be offered or sold in the United States unless registered in accordance with federal securities laws and all applicable state securities laws or exemptions from such registration requirements are available.

10. LEGENDING AND REGISTRATION OF SUBJECT SECURITIES

10.1

                         The Subscriber hereby acknowledges that upon the issuance thereof, and until such time as the same is no longer required under the applicable securities laws and regulations, the certificates representing any of the Shares, the Warrants or the Warrant Shares will bear a legend in substantially the following form:

THE SECURITIES REPRESENTED HEREBY HAVE BEEN OFFERED IN AN OFFSHORE TRANSACTION TO A PERSON WHO IS NOT A U.S. PERSON (AS DEFINED HEREIN) PURSUANT TO REGULATION S UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT").

NONE OF THE SECURITIES REPRESENTED HEREBY HAVE BEEN REGISTERED UNDER THE 1933 ACT, OR ANY U.S. STATE SECURITIES LAWS, AND, UNLESS SO REGISTERED, MAY NOT BE OFFERED OR SOLD, DIRECTLY OR INDIRECTLY, IN THE UNITED STATES (AS DEFINED HEREIN) OR TO U.S. PERSONS EXCEPT IN ACCORDANCE WITH THE PROVISIONS OF REGULATION S UNDER THE 1933 ACT, PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE 1933 ACT, OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND IN EACH CASE ONLY IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS.  IN ADDITION, HEDGING TRANSACTIONS INVOLVING THE SECURITIES MAY NOT BE CONDUCTED UNLESS IN COMPLIANCE WITH THE 1933 ACT.  "UNITED STATES" AND "U.S. PERSON" ARE AS DEFINED BY REGULATION S UNDER THE 1933 ACT.

10.2                     The Subscriber hereby acknowledges and agrees to the Company making a notation on its records or giving instructions to the registrar and transfer agent of the Company in order to implement the restrictions on transfer set forth and described in this Subscription Agreement.

11.

NOTICES TO RESIDENTS OF THE EUROPEAN ECONOMIC AREA

11.1                   In relation to each member state of the European Economic Area (the “EEA”) which has implemented Directive 2003/71/EC (the “Prospectus Directive”) (each, a “Relevant Member State”), Units may only be offered or sold in the Relevant Member State under the following exemptions under the Prospectus Directive, if they have been implemented in that Relevant Member State:

(a) to legal entities which are authorised or regulated to operate in the financial markets or, if not so authorised or regulated, whose corporate purpose is solely to invest in securities;

(b) to any legal entity which has two or more of (1) an average of at least 250 employees during the last financial year; (2) a total balance sheet of more than €43,000,000; and (3) an annual net turnover of more than €50,000,000, as shown in its last annual or consolidated accounts;

(c) in any other circumstances falling within Article 3(2) of the Prospectus Directive;

provided that no such offer of Units shall result in a requirement for the publication by the Company of a prospectus pursuant to Article 3 of the Prospectus Directive.

12.

COSTS

12.1            The Subscriber acknowledges and agrees that all costs and expenses incurred by the Subscriber (including any fees and disbursements of any special counsel retained by the Subscriber) relating to the purchase of the Units shall be borne by the Subscriber.

13.

GOVERNING LAW

13.1               This Subscription Agreement is governed by the laws of the State of Nevada.  The Subscriber, in its personal or corporate capacity and, if applicable, on behalf of each beneficial purchaser for whom it is acting, irrevocably attorns to the exclusive jurisdiction of the Courts of the State of Nevada.

14.

SURVIVAL

14.1                     This Subscription Agreement, including without limitation the representations, warranties and covenants contained herein, shall survive and continue in full force and effect and be binding upon the parties hereto notwithstanding the completion of the purchase of the Units by the Subscriber pursuant hereto.

15.

ASSIGNMENT

15.1                           This Subscription Agreement is not transferable or assignable.

16.

SEVERABILITY

16.1                       The invalidity or unenforceability of any particular provision of this Subscription Agreement shall not affect or limit the validity or enforceability of the remaining provisions of this Subscription Agreement.

17.

ENTIRE AGREEMENT

17.1                       Except as expressly provided in this Subscription Agreement and in the agreements, instruments and other documents contemplated or provided for herein, this Subscription Agreement contains the entire agreement between the parties with respect to the sale of the Units and there are no other terms, conditions, representations or warranties, whether expressed, implied, oral or written, by statute or common law, by the Company or by anyone else.

18.

NOTICES

18.1                           All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if mailed or transmitted by any standard form of telecommunication.  Notices to the Subscriber shall be directed to the address on page 2 and notices to the Company shall be directed to it at the first page of this Subscription Agreement.

19.

COUNTERPARTS AND ELECTRONIC MEANS

19.1                     This Subscription Agreement may be executed in any number of counterparts, each of which, when so executed and delivered, shall constitute an original and all of which together shall constitute one instrument.  Delivery of an executed copy of this Subscription Agreement by electronic facsimile transmission or other means of electronic communication capable of producing a printed copy will be deemed to be execution and delivery of this Subscription Agreement as of the date hereinafter set forth.

SCHEDULE A

CANADIAN QUESTIONNAIRE

All capitalized terms herein, unless otherwise defined, have the meanings ascribed thereto in the Subscription Agreement.

The purpose of this Questionnaire is to assure the Company that the Subscriber will meet certain requirements of National Instrument 45-106 ("NI 45-106").  The Company will rely on the information contained in this Questionnaire for the purposes of such determination.

The Subscriber covenants, represents and warrants to the Company that:

1.

the Subscriber has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the transactions detailed in the Subscription Agreement and the Subscriber is able to bear the economic risk of loss arising from such transactions;

2.

the Subscriber is (tick one or more of the following boxes):

(A)	a director, executive officer, employee or control person of the Company or an affiliate of the Company	☐
(B)	a spouse, parent, grandparent, brother, sister or child of a director, executive officer, founder or control person of the Company or an affiliate of the Company	☐
(C)	a parent, grandparent, brother, sister or child of the spouse of a director, executive officer, founder or control person of the Company or an affiliate of the Company	☐
(D)	a close personal friend of a director, executive officer, founder or control person of the Company	☐
(E)	a close business associate of a director, executive officer, founder or control person of the Company or an affiliate of the Company	☐
(F)	an accredited investor	☐
(G)	a company, partnership or other entity of which a majority of the voting securities are beneficially owned by, or a majority of the directors are, persons described in paragraphs A to F	☐
(H)	a trust or estate of which all of the beneficiaries or a majority of the trustees or executors are persons described in paragraphs A to F	☐
(I)	purchasing as principal Securities with an aggregate acquisition cost of not less than CDN$150,000	☐

(g)

if the Subscriber has checked box B, C, D, E, G or H in Section 2 above, the director, executive officer, founder or control person of the Company with whom the undersigned has the relationship is:

_______________________________________________________________________________

(Instructions to Subscriber: fill in the name of each director, executive officer, founder and control person which you have the above-mentioned relationship with.  If you have checked box G or H, also indicate which of A to F describes the securityholders, directors, trustees or beneficiaries which qualify you as box G or H and provide the names of those individuals.  Please attach a separate page if necessary).

4.

if the Subscriber is resident in Ontario, the Subscriber is (tick one or more of the following boxes):

(A)	a founder of the Company	☐
(B)	an affiliate of a founder of the Company	☐
(C)	a spouse, parent, brother, sister, grandparent or child of a director, executive officer or founder of the Company	☐
(D)	a person that is a control person of the Company	☐
(E)	an accredited investor	☐
(F)	purchasing as principal Securities with an aggregate acquisition cost of not less than CDN$150,000	☐

5.

if the Subscriber has checked box A, B, C or D in Section 4 above, the director, executive officer, founder or control person of the Company with whom the undersigned has the relationship is:

_______________________________________________________________________________

(Instructions to Subscriber: fill in the name of each director, executive officer, founder, affiliate and control person which you have the above-mentioned relationship with.)

6.

if the Subscriber has ticked box F in Section 2 or box E in Section 4 above, the Subscriber satisfies one or more of the categories of "accredited investor" (as that term is defined in NI 45-106) indicated below (please check the appropriate box):

(a) a Canadian financial institution as defined in National Instrument 14-101, or an authorized foreign bank listed in Schedule III of the Bank Act (Canada);

(b) the Business Development Bank of Canada incorporated under the Business Development Bank Act (Canada);

(c) a subsidiary of any person referred to in any of the foregoing categories, if the person owns all of the voting securities of the subsidiary, except the voting securities required by law to be owned by directors of that subsidiary;

(d) an individual registered or formerly registered under securities legislation in a jurisdiction of Canada, as a representative of a person or company registered under securities legislation in a jurisdiction of Canada, as an adviser or dealer, other than a limited market dealer registered under the Securities Act (Ontario) or the Securities Act (Newfoundland);

       (e) an individual registered or formerly registered under the securities legislation of a jurisdiction of Canada as a representative of a person referred to in paragraph (d);

(f) the government of Canada or a province, or any crown corporation or agency of the government of Canada or a province;

(g) a municipality, public board or commission in Canada and a metropolitan community, school board, the Comite de gestion de la taxe scholaire de l'ile de Montreal or an intermunicipal management board in Québec;

          (h) a national, federal, state, provincial, territorial or municipal government of or in any foreign jurisdiction, or any agency thereof;

(i) a pension fund that is regulated by either the Office of the Superintendent of Financial Institutions (Canada) or a pension commission or similar regulatory authority of a jurisdiction of Canada;

(j) an individual who either alone or with a spouse beneficially owns, directly or indirectly, financial assets (as defined in NI 45-106) having an aggregate realizable value that, before taxes but net of any related liabilities, exceeds CDN$1,000,000;

(k) an individual whose net income before taxes exceeded CDN$200,000 in each of the two more recent calendar years or whose net income before taxes combined with that of a spouse exceeded $300,000 in each of those years and who, in either case, reasonably expects to exceed that net income level in the current calendar year;

(l) an individual who, either alone or with a spouse, has net assets of at least CDN $5,000,000;

(m) a person, other than an individual or investment fund, that had net assets of at least CDN$5,000,000 as reflected on its most recently prepared financial statements;

(n) an investment fund that distributes it securities only to persons that are accredited investors at the time of distribution, a person that acquires or acquired a minimum of CDN$150,000 of value in securities, or a person that acquires or acquired securities under Sections 2.18 or 2.19 of NI 45-106;

(o) an investment fund that distributes or has distributed securities under a prospectus in a jurisdiction of Canada for which the regulator or, in Québec, the securities regulatory authority, has issued a receipt;

(p) a trust company or trust corporation registered or authorized to carry on business under the Trust and Loan Companies Act (Canada) or under comparable legislation in a jurisdiction of Canada or a foreign jurisdiction, acting on behalf of a fully managed account managed by the trust company or trust corporation, as the case may be;

(q) a person acting on behalf of a fully managed account managed by that person, if that person (i) is registered or authorized to carry on business as an adviser or the equivalent under the securities legislation of a jurisdiction of Canada or a foreign jurisdiction, and (ii) in Ontario, is purchasing a security that is not a security of an investment fund;

(r) a registered charity under the Income Tax Act (Canada) that, in regard to the trade, has obtained advice from an eligibility advisor or an advisor registered under the securities legislation of the jurisdiction of the registered charity to give advice on the securities being traded;

(s) an entity organized in a foreign jurisdiction that is analogous to any of the entities referred to in paragraphs (a) to (d) or paragraph (i) in form and function;

(t) a person in respect of which all of the owners of interests, direct, indirect or beneficial, except the voting securities required by law are persons or companies that are accredited investors;

(u) an investment funds that is advised by a person registered as an advisor or a person that is exempt from registration as an advisor; or

(v) a person that is recognized or designated by the securities regulatory authority or, except in Ontario and Québec, the regulator as (i) an accredited investor, or (ii) an exempt purchaser in Alberta or British Columbia after this instrument comes into force;

The Subscriber acknowledges and agrees that the Subscriber may be required by the Company to provide such additional documentation as may be reasonably required by the Company and its legal counsel in determining the Subscriber's eligibility to acquire the Securities under relevant legislation.

IN WITNESS WHEREOF, the undersigned has executed this Questionnaire as of the  day of , .

If an Individual:

If a Corporation, Partnership or Other Entity:

Signature

Print or Type Name of Entity

Print or Type Name

Signature of Authorized Signatory

Type of Entity

(U.S. ACCREDITED PURCHASERS ONLY)

EXHIBIT 10.7 (C)

NONE OF THE SECURITIES TO WHICH THIS PRIVATE PLACEMENT SUBSCRIPTION AGREEMENT (THE "SUBSCRIPTION AGREEMENT") RELATES HAVE BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), OR ANY U.S. STATE SECURITIES LAWS, AND, UNLESS SO REGISTERED, NONE MAY BE OFFERED OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS (AS DEFINED HEREIN) EXCEPT PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND IN EACH CASE ONLY IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS.

VERIFY SMART CORP.
57 Montague Street

Brooklyn, NY 11201

PRIVATE PLACEMENT SUBSCRIPTION AGREEMENT

UNITED STATES ACCREDITED INVESTORS

INSTRUCTIONS TO PURCHASER

4.

This Subscription form is for use by United States Accredited Investors.

5.

COMPLETE the information on page 2 of this Subscription Agreement.

6.

COMPLETE the Questionnaire attached on page 4 to this Subscription Agreement (the "Questionnaire").

7.

All other information must be filled in where appropriate.

PRIVATE PLACEMENT SUBSCRIPTION AGREEMENT

TO:  VERIFY SMART CORP. (the “Issuer”)

Subject and pursuant to the terms set out in the Terms on page 3 of this Subscription Agreement, the General Provisions on pages 6 to 11 of this Subscription Agreement and the other schedules and appendices attached which are hereby incorporated by reference, the Purchaser hereby irrevocably subscribes for, and on Closing will purchase from the Issuer, the following securities at the following price:

50,000 Units
US$0.10 per Unit for a total purchase price of US$ 5,000.00
The Purchaser owns, directly or indirectly, the following securities of the Issuer:

[Check if applicable] The Purchaser is ☐ an affiliate of the Issuer or ☐ a member of the professional group

The Purchaser directs the Issuer to issue, register and deliver the certificates representing the purchased securities as follows:

REGISTRATION INSTRUCTIONS	DELIVERY INSTRUCTIONS

Name to appear on certificate	Name and account reference, if applicable

Account reference if applicable	Contact name

Address	Address

Telephone Number

EXECUTED by the Purchaser this _______ day of ______________________, 2012.  By executing this Subscription Agreement, the Purchaser certifies that the Purchaser and any beneficial purchaser for whom the Purchaser is acting is resident in the jurisdiction shown as the “Address of Purchaser”.

WITNESS:	EXECUTION BY PURCHASER:
X
Signature of Witness	Signature of individual (if Purchaser is an individual)
X
Name of Witness	Authorized signatory (if Purchaser is not an individual)

Address of Witness	Name of Purchaser (please print)

Name of authorized signatory (please print)
Accepted this ____ day of ______________________, 2012
VERIFY SMART CORP.	Address of Purchaser (residence)
Per:
*Telephone Number
Authorized Signatory
*E-mail address

*Social Security/Insurance No./Gov ID No.:

*Required from all Purchasers

By signing this acceptance, the Issuer agrees to be bound by the Terms on page 3 of this Subscription Agreement, the General Provisions on pages 6 to 11 of this Subscription Agreement and the other schedules and appendices incorporated by reference. If funds are delivered to the Company’s lawyers, they are authorized to release the funds to the Issuer without further authorization from the Purchaser.

TERMS

Reference date of this Subscription Agreement	________________________, 2012 (the “Agreement Date”)

The Offering

The Issuer	VERIFY SMART CORP. (the “Company or Issuer”)
Offering

The offering consists of a maximum of 3,000,000 units (“Units”) at $0.10 per Unit.   Each Unit will consist of one common share in the capital of the Issuer (each, a “Share”) and one common share purchase warrant (each a “Warrant”) subject to adjustment.  Each Warrant shall entitle the holder thereof to purchase one common share in the capital stock of the Issuer (each, a “Warrant Share”), as defined below.  The Warrants will be exercisable for (18) months following the Closing at $0.30 per share.

Purchased Securities	The “Securities or Purchased Securities” under this Subscription Agreement are individually and collectively the Units, the Shares, the Warrants, and the Warrant Shares, as the context requires.
Total Amount	This offering is subject to a maximum offering of $300,000.
Issue Price	US$0.10 per Unit.
Selling Jurisdictions	The Units may be sold in jurisdictions where they may be lawfully sold (the “Selling Jurisdictions”).
Exemptions

The offering will be made in accordance with the following exemptions:

(a)

the Accredited Investor exemption as defined by Regulation D promulgated under the 1933 Act

(b)

such other exemptions as may be available the securities laws of the Selling Jurisdictions.

Resale restrictions and legends

The Purchaser acknowledges that the certificates representing the Purchased Securities will bear the following legends:

“NONE OF THE SECURITIES TO WHICH THIS PRIVATE PLACEMENT SUBSCRIPTION AGREEMENT (THE "SUBSCRIPTION AGREEMENT") RELATES HAVE BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), OR ANY U.S. STATE SECURITIES LAWS, AND, UNLESS SO REGISTERED, NONE MAY BE OFFERED OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS (AS DEFINED HEREIN) EXCEPT PURSUANT TO AN EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE 1933 ACT AND IN EACH CASE ONLY IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS.”

Purchasers are advised to consult with their own legal counsel or advisors to determine the resale restrictions that may be applicable to them.

Closing Date	The completion of the sale and purchase of the Units will take place in one or more closings, on a date or dates as agreed to by the Issuer and the Purchaser (the “Closing Date”).

The Issuer

Jurisdiction of organization	The Issuer is incorporated under the laws of the State of Florida.
“Securities Legislation Applicable to the Issuer”

The “Securities Legislation Applicable to the Issuer” is the U.S. Securities Exchange Act of 1934, and the Securities Commission having jurisdiction over the Issuer is the United States Securities and Exchange Commission.

End of Terms

UNITED STATES
ACCREDITED INVESTOR QUESTIONNAIRE

All capitalized terms herein, unless otherwise defined, have the meanings ascribed thereto in the Subscription Agreement.

This Questionnaire is for use by each Purchaser who is a US person (as that term is defined Regulation S of the United States Securities Act of 1933 (the “1933 Act”)) and has indicated an interest in purchasing Shares of the Issuer.  The purpose of this Questionnaire is to assure the Issuer that each Purchaser will meet the standards imposed by the 1933 Act and the appropriate exemptions of applicable state securities laws.  The Issuer will rely on the information contained in this Questionnaire for the purposes of such determination.  The Securities will not be registered under the 1933 Act in reliance upon the exemption from registration afforded by Section 3(b) and/or Section 4(2) and Regulation D of the 1933 Act.  This Questionnaire is not an offer of the Securities or any other securities of the Issuer in any state other than those specifically authorized by the Issuer.

All information contained in this Questionnaire will be treated as confidential.  However, by signing and returning this Questionnaire, each Purchaser agrees that, if necessary, this Questionnaire may be presented to such parties as the Issuer deems appropriate to establish the availability, under the 1933 Act or applicable state securities law, of exemption from registration in connection with the sale of the Securities hereunder.

The Purchaser covenants, represents and warrants to the Issuer that it satisfies one or more of the categories of “Accredited Investors”, as defined by Regulation D promulgated under the 1933 Act, as indicated below:  (Please initial in the space provide those categories, if any, of an “Accredited Investor” which the Purchaser satisfies.)

  Category 1

An organization described in Section 501(c)(3) of the United States Internal Revenue Code, a corporation, a Massachusetts or similar business trust or partnership, not formed for the specific purpose of acquiring the Securities, with total assets in excess of US $5,000,000.

  Category 2

A natural person whose individual net worth, or joint net worth with that person’s spouse, on the date of purchase exceeds US $1,000,000, exclusive of the investor’s primary residence.

  Category 3

A natural person who had an individual income in excess of US $200,000 in each of the two most recent years or joint income with that person’s spouse in excess of US $300,000 in each of those years and has a reasonable expectation of reaching the same income level in the current year.

  Category 4

A “bank” as defined under Section (3)(a)(2) of the 1933 Act or savings and loan association or other institution as defined in Section 3(a)(5)(A) of the 1933 Act acting in its individual or fiduciary capacity; a broker dealer registered pursuant to Section 15 of the Securities Exchange Act of 1934 (United States); an insurance company as defined in Section 2(13) of the 1933 Act; an investment company registered under the Investment Company Act of 1940 (United States) or a business development company as defined in Section 2(a)(48) of such Act; a Small Business Investment Company licensed by the U.S. Small Business Administration under Section 301(c) or (d) of the Small Business Investment Act of 1958 (United States); a plan with total assets in excess of $5,000,000 established and maintained by a state, a political subdivision thereof, or an agency or instrumentality of a state or a political subdivision thereof, for the benefit of its employees; an employee benefit plan within the meaning of the Employee Retirement Income Security Act of 1974 (United States) whose investment decisions are made by a plan fiduciary, as defined in Section 3(21) of such Act, which is either a bank, savings and loan association, insurance company or registered investment adviser, or if the employee benefit plan has total assets in excess of $5,000,000, or, if a self-directed plan, whose investment decisions are made solely by persons that are accredited investors.

  Category 5

A private business development company as defined in Section 202(a)(22) of the Investment Advisers Act of 1940 (United States).

  Category 6

A director or executive officer of the Issuer.

  Category 7

A trust with total assets in excess of $5,000,000, not formed for the specific purpose of acquiring the Securities, whose purchase is directed by a sophisticated person as described in Rule 506(b)(2)(ii) under the 1933 Act.

  Category 8

An entity in which all of the equity owners satisfy the requirements of one or more of the foregoing categories.

Note that prospective Purchaser claiming to satisfy one of the above categories of Accredited Investor may be required to supply the Issuer with a balance sheet, prior years’ federal income tax returns or other appropriate documentation to verify and substantiate the Purchaser’s status as an Accredited Investor.

If the Purchaser is an entity which initialled Category 8 in reliance upon the Accredited Investor categories above, state the name, address, total personal income from all sources for the previous calendar year, and the net worth (exclusive of home, home furnishings and personal automobiles) for each equity owner of the said entity:

_____________________________________________________________________________________________

The Purchaser hereby certifies that the information contained in this Questionnaire is complete and accurate and the Purchaser will notify the Issuer promptly of any change in any such information.  If this Questionnaire is being completed on behalf of a corporation, partnership, trust or estate, the person executing on behalf of the Purchaser represents that it has the authority to execute and deliver this Questionnaire on behalf of such entity.

IN WITNESS WHEREOF, the undersigned has executed this Questionnaire as of the ___ day of _______________, 2012.

If a Corporation, Partnership or Other Entity:	If an Individual:
Print of Type Name of Entity Signature of Authorized Signatory Type of Entity	Signature Print or Type Name

GENERAL PROVISIONS

1.

DEFINITIONS

1.1

In the Subscription Agreement (including the first (cover) page, the Terms on pages 3 to 4, these General Provisions and the other schedules, questionnaires and appendices incorporated by reference), the following words have the following meanings unless otherwise indicated:

(a)

“1933 Act” means the United States Securities Act of 1933, as amended;

(b)

“Applicable Legislation” means the Securities Legislation Applicable to the Issuer (as defined on page 8) and all legislation incorporated in the definition of this term in other parts of the Subscription Agreement, together with the regulations and rules made and promulgated under that legislation and all administrative policy statements, blanket orders and rulings, notices and other administrative directions issued by the Commissions;

(c)

“Closing” means the completion of the sale and purchase of the Purchased Securities;

(d)

“Closing Date” has the meaning assigned in the Terms;

(e)

“Closing Year” means the calendar year in which the Closing takes place;

(f)

“Commissions” means the Commissions with Jurisdiction over the Issuer (as defined on page 4) and the securities commissions incorporated in the definition of this term in other parts of the Subscription Agreement;

(g)

“Final Closing” means the last closing under the Private Placement;

(h)

“General Provisions” means those portions of the Subscription Agreement headed “General Provisions” and contained on pages 3 to 8;

(i)

“Private Placement” means the offering of the Shares on the terms and conditions of this Subscription Agreement;

(j)

“Purchased Securities” has the meaning assigned in the Terms;

(k)

“Regulatory Authorities” means the Commissions;

(l)

“Securities” has the meaning assigned in the Terms;

(m)

“Subscription Agreement” means the first (cover) page, the Terms on pages 3 to 4, the General Provisions, the Common Stock Purchase Warrant, and the other schedules and appendices incorporated by reference; and

(n)

“Terms” means those portions of the Subscription Agreement headed “Terms” and contained on pages 3 to 4.

1.2

In the Subscription Agreement, the following terms have the meanings defined in Regulation S under the 1933 Act: “Directed Selling Efforts”, “Foreign Issuer”, “Substantial U.S. Market Interest”, “U.S. Person” and “United States”.

1.3

In the Subscription Agreement, unless otherwise specified, currencies are indicated in U.S. dollars.

1.4

In the Subscription Agreement, other words and phrases that are capitalized have the meanings assigned to them in the body hereof.

2.

ACKNOWLEDGEMENTS, REPRESENTATIONS AND WARRANTIES OF PURCHASER

2.1

Acknowledgements concerning offering

The Purchaser acknowledges that:

(a)

the Securities have not been registered under the 1933 Act, or under any state securities or "blue sky" laws of any state of the United States, and are being offered only in a transaction not involving any public offering within the meaning of the 1933 Act, and, unless so registered, may not be offered or sold in the United States or to U.S. Persons (as defined herein), except pursuant to an effective registration statement under the 1933 Act, or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act, and in each case only in accordance with applicable state securities laws;

(b)

the Company will refuse to register any transfer of the Securities not made in accordance with the provisions of Regulation S, pursuant to an effective registration statement under the 1933 Act or pursuant to an available exemption from, or in a transaction not subject to, the registration requirements of the 1933 Act;

(c)

the Company has not undertaken, and will have no obligation, to register any of the Securities under the 1933 Act;

(d)

the decision to execute this Subscription Agreement and purchase the Securities agreed to be purchased hereunder has not been based upon any oral or written representation as to fact or otherwise made by or on behalf of the Company and such decision is based entirely upon a review of information (the "Company Information") which has been provided by the Company to the Purchaser.  If the Company has presented a business plan or any other type of corporate profile to the Purchaser, the Purchaser acknowledges that the business plan, the corporate profile and any projections or predictions contained in any such documents may not be achieved or be achievable;

(e)

the Purchaser and the Purchaser's advisor(s) have had a reasonable opportunity to ask questions of and receive answers from the Company regarding the Offering, and to obtain additional information, to the extent possessed or obtainable without unreasonable effort or expense, necessary to verify the accuracy of the information contained in the Company Information, or any business plan, corporate profile or any other document provided to the Purchaser;

(f)

the books and records of the Company were available upon reasonable notice for inspection, subject to certain confidentiality restrictions, by the Purchaser during reasonable business hours at its principal place of business and that all documents, records and books pertaining to this Offering have been made available for inspection by the Purchaser, the Purchaser's attorney and/or advisor(s);

(g)

by execution hereof the Purchaser has waived the need for the Company to communicate its acceptance of the purchase of the Securities pursuant to this Subscription Agreement;

(h)

the Company is entitled to rely on the representations and warranties and the statements and answers of the Purchaser contained in this Subscription Agreement and in the Questionnaire, and the Purchaser will hold harmless the Company from any loss or damage it may suffer as a result of the Purchaser's failure to correctly complete this Subscription Agreement or the Questionnaire;

(i)

the Purchaser will indemnify and hold harmless the Company and, where applicable, its respective directors, officers, employees, agents, advisors and shareholders from and against any and all loss, liability, claim, damage and expense whatsoever (including, but not limited to, any and all fees, costs and expenses whatsoever reasonably incurred in investigating, preparing or defending against any claim, lawsuit, administrative proceeding or investigation whether commenced or threatened) arising out of or based upon any representation or warranty of the Purchaser contained herein, the Questionnaire or in any other document furnished by the Purchaser to the Company in connection herewith, being untrue in any material respect or any breach or failure by the Purchaser to comply with any covenant or agreement made by the Purchaser to the Company in connection therewith;

(j)

the issuance and sale of the Securities to the Purchaser will not be completed if it would be unlawful or if, in the discretion of the Company acting reasonably, it is not in the best interests of the Company;

(k)

the Purchaser has been advised to consult its own legal, tax and other advisors with respect to the merits and risks of an investment in the Securities and with respect to applicable resale restrictions and it is solely responsible (and the Company is in any way responsible) for compliance with applicable resale restrictions;

(l)

the Securities are not listed on any stock exchange or automated dealer quotation system and no representation has been made to the Purchaser that any of the Securities  will become listed on any stock exchange or automated dealer quotation system;

(m)

neither the SEC nor any other securities commission or similar regulatory authority has reviewed or passed on the merits of the Securities ;

(n)

no documents in connection with this Offering have been reviewed by the SEC or any state securities administrators;

(o)

there is no government or other insurance covering any of the Securities; and

(p)

this Subscription Agreement is not enforceable by the Purchaser unless it has been accepted by the Company, and the Purchaser acknowledges and agrees that the Company reserves the right to reject any Subscription for any reason.

2.2

Representations by the purchaser

The Purchaser represents and warrants to the Issuer that, as at the Agreement Date and at the Closing:

(q)

the Purchaser is resident in the United States;

(r)

the Purchaser has received and carefully read this Subscription Agreement;

(s)

the Purchaser has the legal capacity and competence to enter into and execute this Subscription Agreement and to take all actions required pursuant hereto and, if the Purchaser is a corporation, it is duly incorporated and validly subsisting under the laws of its jurisdiction of incorporation and all necessary approvals by its directors, shareholders and others have been obtained to authorize execution and performance of this Subscription Agreement on behalf of the Purchaser;

(t)

the Purchaser (i) has adequate net worth and means of providing for its current financial needs and possible personal contingencies, (ii) has no need for liquidity in this investment, and (iii) is able to bear the economic risks of an investment in the Securities for an indefinite period of time, and can afford the complete loss of such investment;

(u)

the Purchaser is aware that an investment in the Company is speculative and involves certain risks, including the possible loss of the investment;

(v)

the entering into of this Subscription Agreement and the transactions contemplated hereby do not result in the violation of any of the terms and provisions of any law applicable to, or, if applicable, the constating documents of, the Purchaser, or of any agreement, written or oral, to which the Purchaser may be a party or by which the Purchaser is or may be bound;

(w)

the Purchaser has duly executed and delivered this Subscription Agreement and it constitutes a valid and binding agreement of the Purchaser enforceable against the Purchaser;

(x)

the Purchaser has the requisite knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the investment in the Securities and the Company, and the Purchaser is providing evidence of such knowledge and experience in these matters through the information requested in the Questionnaire;

(y)

the Purchaser understands and agrees that the Company and others will rely upon the truth and accuracy of the acknowledgements, representations and agreements contained in this Subscription Agreement, and agrees that if any of such acknowledgements, representations and agreements are no longer accurate or have been breached, the Purchaser shall promptly notify the Company;

(z)

all information contained in the Questionnaire is complete and accurate and may be relied upon by the Company, and the Purchaser will notify the Company immediately of any material change in any such information occurring prior to the closing of the purchase of the Securities ;

(aa)

the Purchaser is purchasing the Securities for its own account for investment purposes only and not for the account of any other person and not for distribution, assignment or resale to others, and no other person has a direct or indirect beneficial interest is such Securities, and the Purchaser has not subdivided his interest in the Securities with any other person;

(bb)

the Purchaser is not an underwriter of, or dealer in, the common shares of the Company, nor is the Purchaser participating, pursuant to a contractual agreement or otherwise, in the distribution of the Securities ;

(cc)

the Purchaser has made an independent examination and investigation of an investment in the Securities and the Company and has depended on the advice of its legal and financial advisors and agrees that the Company will not be responsible in anyway whatsoever for the Purchaser's decision to invest in the Securities and the Company;

(dd)

if the Purchaser is acquiring the Securities as a fiduciary or agent for one or more investor accounts, the investor accounts for which the Purchaser acts as a fiduciary or agent satisfy the definition of an "Accredited Investor", as the term is defined under Regulation D of the 1933 Act;

(ee)

if the Purchaser is acquiring the Securities as a fiduciary or agent for one or more investor accounts, the Purchaser has sole investment discretion with respect to each such account, and the Purchaser has full power to make the foregoing acknowledgements, representations and agreements on behalf of such account;

(ff)

the Purchaser is not aware of any advertisement of any of the Securities and is not acquiring the Securities as a result of any form of general solicitation or general advertising including advertisements, articles, notices or other communications published in any newspaper, magazine or similar media or broadcast over radio or television, or any seminar or meeting whose attendees have been invited by general solicitation or general advertising; and

(gg)

no person has made to the Purchaser any written or oral representations:

(i)

that any person will resell or repurchase any of the Securities ;

(ii)

that any person will refund the purchase price of any of the Securities ;

(iii)

as to the future price or value of any of the Securities; or

(iv)

that any of the Securities will be listed and posted for trading on any stock exchange or automated dealer quotation system or that application has been made to list and post any of the Securities of the Company on any stock exchange or automated dealer quotation system.

2.3

Reliance, indemnity and notification of changes

The representations and warranties in the Subscription Agreement (including the first (cover) page, the Terms, the General Provisions and the other schedules and appendices incorporated by reference) are made by the Purchaser with the intent that they be relied upon by the Issuer in determining its suitability as a purchaser of Purchased Securities, and the Purchaser hereby agrees to indemnify the Issuer against all losses, claims, costs, expenses and damages or liabilities which any of them may suffer or incur as a result of reliance thereon. The Purchaser undertakes to notify the Issuer immediately of any change in any representation, warranty or other information relating to the Purchaser set forth in the Subscription Agreement (including the first (cover) page, the Terms, the General Provisions and the other schedules and appendices incorporated by reference) which takes place prior to the Closing.

2.4

Survival of representations and warranties

The representations and warranties contained in this Section will survive the Closing.

3.

ISSUER’S ACCEPTANCE

The Subscription Agreement, when executed by the Purchaser, and delivered to the Issuer, will constitute a subscription for Securities which will not be binding on the Issuer until accepted by the Issuer by executing the Subscription Agreement in the space provided on the face page(s) of the Agreement and, notwithstanding the Agreement Date, if the Issuer accepts the subscription by the Purchaser, the Subscription Agreement will be entered into on the date of such execution by the Issuer.

4.

CLOSING

4.1

On or before the end of the fifth business day before the Closing Date, the Purchaser will deliver to the Issuer the Subscription Agreement and all applicable schedules and required forms, duly executed, and payment in full for the total price of the Purchased Securities to be purchased by the Purchaser.

4.2

At Closing, the Issuer will deliver to the Purchaser the certificates representing the Purchased Securities purchased by the Purchaser registered in the name of the Purchaser or its nominee, or as directed by the Purchaser.

5.

MISCELLANEOUS

5.1

The Purchaser agrees to sell, assign or transfer the Securities only in accordance with the requirements of applicable securities laws and any legends placed on the Securities as contemplated by the Subscription Agreement.

5.2

The Purchaser hereby authorizes the Issuer to correct any minor errors in, or complete any minor information missing from any part of the Subscription Agreement and any other schedules, forms, certificates or documents executed by the Purchaser and delivered to the Issuer in connection with the Private Placement.

5.3

The Issuer may rely on delivery by fax machine of an executed copy of this subscription, and acceptance by the Issuer of such faxed copy will be equally effective to create a valid and binding agreement between the Purchaser and the Issuer in accordance with the terms of the Subscription Agreement.

5.4

Without limitation, this subscription and the transactions contemplated by this Subscription Agreement are conditional upon and subject to the Issuer’s having obtained such regulatory approval of this subscription and the transactions contemplated by this Subscription Agreement as the Issuer considers necessary.

5.5

This Subscription Agreement is not assignable or transferable by the parties hereto without the express written consent of the other party to this Subscription Agreement.

5.6

Time is of the essence of this Subscription Agreement.

5.7

Except as expressly provided in this Subscription Agreement and in the agreements, instruments and other documents contemplated or provided for in this Subscription Agreement, this Subscription Agreement contains the entire agreement between the parties with respect to the Securities and there are no other terms, conditions, representations or warranties whether expressed, implied, oral or written, by statute, by common law, by the Issuer, or by anyone else.

5.8

The parties to this Subscription Agreement may amend this Subscription Agreement only in writing.

5.9

This Subscription Agreement enures to the benefit of and is binding upon the parties to this Subscription Agreement and their successors and permitted assigns.

5.10

A party to this Subscription Agreement will give all notices to or other written communications with the other party to this Subscription Agreement concerning this Subscription Agreement by hand or by registered mail addressed to the address given on page 1.

5.11

This Subscription Agreement is to be read with all changes in gender or number as required by the context.

5.12

This Subscription Agreement will be governed by and construed in accordance with the internal laws of Colorado (without reference to its rules governing the choice or conflict of laws), and the parties hereto irrevocably attorn and submit to the exclusive jurisdiction of the courts of Colorado with respect to any dispute related to this Subscription Agreement.

End of General Provisions

EITHER THIS SECURITY NOR THE SECURITIES FOR WHICH THIS SECURITY IS EXERCISABLE HAVE BEEN REGISTERED WITH THE SECURITIES AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE IN RELIANCE UPON AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), AND, ACCORDINGLY, MAY NOT BE OFFERED OR SOLD EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR PURSUANT TO AN AVAILABLE EXEMPTION FROM, OR IN A TRANSACTION NOT SUBJECT TO, THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT AND IN ACCORDANCE WITH APPLICABLE STATE SECURITIES LAWS AS EVIDENCED BY A LEGAL OPINION OF COUNSEL TO THE TRANSFEROR TO SUCH EFFECT, THE SUBSTANCE OF WHICH SHALL BE REASONABLY ACCEPTABLE TO THE ISSUER.  THIS SECURITY AND THE SECURITIES ISSUABLE UPON EXERCISE OF THIS SECURITY MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN SECURED BY SUCH SECURITIES.

COMMON STOCK PURCHASE WARRANT

VERIFY SMART CORP.

Warrant Shares: _______________________

Initial Exercise Date: _____________, 2012

THIS COMMON STOCK PURCHASE WARRANT (the “Warrant”) certifies that, for value received, _______________________________________, or its assigns (the “Holder”) is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time on or after the date hereof (the “Initial Exercise Date”) and on or prior to the close of business on the ninetieth (90th) day following the Initial Exercise Date (the “Termination Date”) but not thereafter, to subscribe for and purchase from Verify Smart Corp., a Florida corporation (the “Issuer”), up to the amount of shares stated above (as subject to adjustment hereunder, the “Warrant Shares”) of the Issuer’s Common Stock.  The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price, as defined in Section 2(b).

Section 1

Exercise.

a)

Exercise of Warrant.  Exercise of the purchase rights represented by this Warrant may be made, in whole or in part, at any time or times on or after the Initial Exercise Date and on or before the Termination Date by delivery to the Issuer (or such other office or agency of the Issuer as it may designate by notice in writing to the registered Holder at the address of the Holder appearing on the books of the Issuer) of a duly executed facsimile copy of the Notice of Exercise form annexed hereto. Within three (3) Trading Days following the date of exercise as aforesaid, the Holder shall deliver the aggregate Exercise Price for the shares specified in the applicable Notice of Exercise by wire transfer or cashier’s check drawn on a United States bank unless the cashless exercise procedure specified in Section 1(c) below is specified in the applicable Notice of Exercise. Notwithstanding anything herein to the contrary, the Holder shall not be required to physically surrender this Warrant to the Issuer until the Holder has purchased all of the Warrant Shares available hereunder and the Warrant has been exercised in full, in which case, the Holder shall surrender this Warrant to the Issuer for cancellation within three (3) Trading Days of the date the final Notice of Exercise is delivered to the Issuer. Partial exercises of this Warrant resulting in purchases of a portion of the total number of Warrant Shares available hereunder shall have the effect of lowering the outstanding number of Warrant Shares purchasable hereunder in an amount equal to the applicable number of Warrant Shares purchased.  The Holder and the Issuer shall maintain records showing the number of Warrant Shares purchased and the date of such purchases. The Issuer shall deliver any objection to any Notice of Exercise Form within one (1) Business Day of receipt of such notice.  The Holder and any assignee, by acceptance of this Warrant, acknowledge and agree that, by reason of the provisions of this paragraph, following the purchase of a portion of the Warrant Shares hereunder, the number of Warrant Shares available for purchase hereunder at any given time may be less than the amount stated on the face hereof.

b)

Exercise Price.  The exercise price per share of the Common Stock under this Warrant shall be $0.30 per share, subject to adjustment hereunder (the “Exercise Price”).

c)

Mechanics of Exercise.

i.

Delivery of Certificates Upon Exercise.  Certificates for shares purchased hereunder shall be transmitted by the Transfer Agent to the Holder by delivery of a share certificate to the Holder.

ii.

Delivery of New Warrants Upon Exercise.  If this Warrant shall have been exercised in part, the Issuer shall, at the request of a Holder and upon surrender of this Warrant certificate, at the time of delivery of the certificate or certificates representing Warrant Shares, deliver to the Holder a new Warrant evidencing the rights of the Holder to purchase the un-purchased Warrant Shares called for by this Warrant, which new Warrant shall in all other respects be identical with this Warrant.

iii.

Rescission Rights.  If the Issuer fails to cause the Transfer Agent to transmit to the Holder a certificate or the certificates representing the Warrant Shares pursuant to Section 2(d)(i) by the Warrant Share Delivery Date, then the Holder will have the right to rescind such exercise.

iv.

No Fractional Shares or Scrip.  No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant.  As to any fraction of a share which the Holder would otherwise be entitled to purchase upon such exercise, the Issuer shall, at its election, either pay a cash adjustment in respect of such final fraction in an amount equal to such fraction multiplied by the Exercise Price or round up to the next whole share.

v.

Charges, Taxes and Expenses.  Issuance of certificates for Warrant Shares shall be made without charge to the Holder for any issue or transfer tax or other incidental expense in respect of the issuance of such certificate, all of which taxes and expenses shall be paid by the Issuer, and such certificates shall be issued in the name of the Holder or in such name or names as may be directed by the Holder; provided, however, that in the event certificates for Warrant Shares are to be issued in a name other than the name of the Holder, this Warrant when surrendered for exercise shall be accompanied by the Assignment Form attached hereto duly executed by the Holder and the Issuer may require, as a condition thereto, the payment of a sum sufficient to reimburse it for any transfer tax incidental thereto.

vi.

Closing of Books.  The Issuer will not close its stockholder books or records in any manner which prevents the timely exercise of this Warrant, pursuant to the terms hereof.

Section 2.

Miscellaneous.

a)

No Rights as Stockholder Until Exercise.  This Warrant does not entitle the Holder to any voting rights, dividends or other rights as a stockholder of the Issuer prior to the exercise hereof as set forth in Section 1(c).

b)

Loss, Theft, Destruction or Mutilation of Warrant. The Issuer covenants that upon receipt by the Issuer of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant or any stock certificate relating to the Warrant Shares, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it (which, in the case of the Warrant, shall not include the posting of any bond), and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, the Issuer will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of such Warrant or stock certificate.

c)

Saturdays, Sundays, Holidays, etc.  If the last or appointed day for the taking of any action or the expiration of any right required or granted herein shall not be a Business Day, then, such action may be taken or such right may be exercised on the next succeeding Business Day.

d)

Jurisdiction. All questions concerning the construction, validity, enforcement and interpretation of this Warrant shall be determined in accordance with the provisions of the Purchase Agreement.

e)

Restrictions.  The Holder acknowledges that the Warrant Shares acquired upon the exercise of this Warrant, if not registered and the Holder does not utilize cashless exercise, will have restrictions upon resale imposed by state and federal securities laws.

f)

Notices.  Any notice, request or other document required or permitted to be given or delivered to the Holder by the Issuer shall be delivered in accordance with the notice provisions of the Purchase Agreement.

g)

Limitation of Liability.  No provision hereof, in the absence of any affirmative action by the Holder to exercise this Warrant to purchase Warrant Shares, and no enumeration herein of the rights or privileges of the Holder, shall give rise to any liability of the Holder for the purchase price of any Common Stock or as a stockholder of the Issuer, whether such liability is asserted by the Issuer or by creditors of the Issuer.

h)

Remedies.  The Holder, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under this Warrant.  The Issuer agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of this Warrant and hereby agrees to waive and not to assert the defense in any action for specific performance that a remedy at law would be adequate.

i)

Successors and Assigns.  Subject to applicable securities laws, this Warrant and the rights and obligations evidenced hereby shall inure to the benefit of and be binding upon the successors and permitted assigns of the Issuer and the successors and permitted assigns of Holder.  The provisions of this Warrant are intended to be for the benefit of any Holder from time to time of this Warrant and shall be enforceable by the Holder or holder of Warrant Shares.

j)

Amendment.  This Warrant may be modified or amended or the provisions hereof waived with the written consent of the Issuer and the Holder.

k)

Severability.  Wherever possible, each provision of this Warrant shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provisions or the remaining provisions of this Warrant.

l)

Headings.  The headings used in this Warrant are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.

IN WITNESS WHEREOF, the Issuer has caused this Warrant to be executed by its officer thereunto duly authorized as of the date first above indicated.

VERIFY SMART CORP.
By:__________________________________________ Name: Title:

NOTICE OF EXERCISE

TO:

VERIFY SMART CORP.

(1)

The undersigned hereby elects to purchase ________ Warrant Shares of the Issuer pursuant to the terms of the attached Warrant (only if exercised in full), and tenders herewith payment of the exercise price in full, together with all applicable transfer taxes, if any.  Payment shall take the form of lawful money of the United States.

(2)

Please issue a certificate or certificates representing said Warrant Shares in the name of the undersigned or in such other name as is specified below:

_______________________________

The Warrant Shares shall be delivered to the following DWAC Account Number or by physical delivery of a certificate to:

_______________________________

_______________________________

_______________________________

(4)  Accredited Investor.  The undersigned is an “accredited investor” as defined in Regulation D promulgated under the Securities Act of 1933, as amended.  (Prospectus and Registration Exemptions).

[SIGNATURE OF HOLDER]

Name of Investing Entity: ________________________________________________________________________

Signature of Authorized Signatory of Investing Entity: _________________________________________________

Name of Authorized Signatory: ___________________________________________________________________

Title of Authorized Signatory: ____________________________________________________________________

Date: ________________________________________________________________________________________

End of Subscription Agreement

EXHIBIT 10.8

INVOICE AND PROFESSIONAL SERVICES AGREEMENT BETWEEN VERIFY SMART CORP. AND Lloyd Dohner.

1. VERIFY SMART CORP. proposes to use the service of Consultants for such activities as mutually agreed to between the parties.

2. Consultant, by reason of knowledge, education, and/or experience,

is capable of rendering and does desire to render the services as described in paragraphs below; Terms and Conditions

1. Services to be Rendered and Outline of Equity Investment Consultant

shall render to VERIFY SMART CORP.:

a) Create awareness of VERIFY SMART CORP. within the investment community and potential business contacts nationally and overseas.

b) Raise seed capital

3.compensation

Initial fee for expenses for the above services will be made to consultant as follows:

a) 400,000 shares of VERIFY SMART CORP. options and or warrants at a price of $0.30 cents per share for a time period of one and a half years.

4. additional compensation could be made as per future mutual agreement and a 10% fee in any financing brought to VERIFY SMART CORP.

   by our consulting services. (a combination of cash and stock would be acceptable)

5. Laws and Regulations

Consultant shall comply with all applicable federal, state, and local laws and regulations and all applicable orders and regulations of the executive and other departments, agencies, and instrumentalities of the United States. Consultant shall further comply with VERIFY SMART CORP. policies that may be in effect during the term of the Agreement.

 6. Confidential and Proprietary Information

Consultant may not use non-public, confidential, proprietary, or trade secret information obtained from or furnished by VERIFY SMART CORP. for any purpose other than providing services required under this

Agreement. Consultant will not duplicate, disclose, or divulge such information without the express prior written consent of VERIFY SMART CORP. .

 The payment of the above 400,000 shares of VERIFY SMART CORP. options or warrants to the consultant will validate this Agreement made and entered into as of the 19th day of September 2012, by and between VERIFY SMART CORP. and Lloyd Dohner.

 Signed By the Consultant Lloyd Dohner

______/s/ Lloyd Dohner_________________      Date __September 19, 2012__

Signed By Verify Smart Corp.

______/s/ Tony Cinotti_________________      Date __September 19, 2012__

EXHIBIT 10.10

CONSULTING AGREEMENT

Micro-Teck Consulting, Inc. and Verify Smart Corp.

         This AGREEMENT made as of the 15th day of July, 2012, by and between Verify Smart Corp., a Nevada Corporation (the "Company"), and Micro-Teck Consulting, Inc. located at 2421 Atlantic Avenue, Suite 203, Manasquan, New Jersey 08736, (the "Consultant").

BETWEEN

Verify Smart Corp.

524 Wedge Lane

Fernley,  Nevada

(“The Company”)

 AND

Micro-Teck Consulting, Inc.

2421 Atlantic Avenue, Suite 203

Manasquan, New Jersey 08736

Email: dr.teck@gmail.com

(the “Consultant”)

WHEREAS, the Company and Consultant mutually desire that the Consultant provide services to the Company and that Consultant devote reasonable efforts and attention to the operation of the Company; and

WHEREAS, the Company and Consultant mutually desire to set forth the terms of their intended working relationship;

NOW THEREFORE, in consideration of the premises and the terms hereinafter set forth, the parties, intending to be legally bound, agree as follows:

1.

Agreement with Consultant. Beginning on the Effective Date (hereinafter defined), the Company shall engage the Consultant, and the Consultant shall provide services to the Company, as Executive Director Mobile Applications pursuant to the terms of this Agreement.

2.

Consultant's Duties. The Company hereby engages the Consultant and the Consultant agrees to be so engaged on the terms and conditions set forth in this Agreement to perform and provide certain services.  Consultant's services shall consist generally of supporting the Company in respect of advising, development and maintenance of the Company’s proprietary software as well as installation and training (the "Services").  The Company will determine the manner in which the Services are to be provided. The Consultant agrees to meet mutually agreed upon performance targets established by the Consultant and the Company, which will be reviewed and agreed to semi-annually.  The first such milestones are attached to this Agreement in Schedule A.

2.1. The Consultant shall undertake and provide the Services with standards acceptable to The Company.

3.

Time Obligations. Consultant shall devote significant efforts to the Company’s business and purposes. Consultant shall not engage in any activities in conflict with the purposes and businesses of the Company as from time to time conducted, except as noted in Schedule B.

4.

Compensation. For all services rendered by the Consultant to the Company under this Agreement or otherwise, the Company shall compensate Consultant as follows commencing on the Effective Date:

4.1.  Options to Purchase Shares.

Grant of the Award. Subject to the terms and conditions of the Company’s stock option agreement, the Company shall grant to the Consultant the option to purchase 300,000 shares of common stock of the Company, with an exercise price of $0..25 per share (the “Option”).  The stock options will only be granted upon the signing of this agreement by the Consultant and the Company. Following that, the Option will vest with respect to 75,000 shares when the Consultant completes each additional three-month period of continuous service thereafter, such that all of the shares shall completely vest twelve (12) months from the vesting commencement date.

a.

Restrictions. These options will only be granted should the Consultant complete the successful development, testing and deployment of the initial mobile application development project as prescribed by the Company. at the time of the exercise. Should this agreement with Consultant be terminated only those options allotted to the Consultant as of the termination date as per the quarterly vesting schedule will be considered vested. Following the termination date of the Consultant’s contractual relationship with the Company, the Consultant will have sixty (60) days in which to exercise the vested options.

4.2.   Stock Grant.  The Company will grant to the Consultant 75,000 shares of the Company’s common stock following the signing of this agreement..  The Shares will be held in escrow, which shall, provide for the release of one hundred percent (100%) of the Shares after the successful development, testing and deployment of the initial mobile application development project as prescribed by the Company.

a) Grand of Additional Awards.  The Company agrees to award additional stock options to Consultant for each mobile application applicational development project agreed upon by Company and Consultant.  The amount of the stock option award shall be mutually agreed upon by the Company and Consultant prior to the start of project development efforts.  The price of the additional stock option award shall be a forty (40%) of the market price at the time of the award.

 b) The Company shall pay to the Consultant 2.5% percent of Revenue generated for the products/services delivered by Consultant, which will be applied to the purchase of options on a quarterly basis.  After all options have been paid in full, said quarterly payments shall be made directly to Consultant.  It is expressly understood that the Consultant shall have no interest in or claim to any billings by the Company to its clients for professional services that may be generated in connection with the products/services hereunder.

4.3.  Expenses. The Company agrees to reimburse the Consultant for all reasonable expenses that are integral to the delivery of the abovementioned services.  This includes telephone expenses, including any travel and accommodation expenses incurred at the request of the Company.  The Company shall pay the Consultant $2,000 per month to cover these expenses.

5.

Confidentiality; Change of Control Event

5.1.   Consultant agrees not to, except to the Company, its subsidiaries and affiliates, communicate or divulge to any person, firm or corporation, directly or indirectly, any confidential or proprietary information relating to the business, customers and suppliers or other affairs of the Company, its parents, subsidiaries and their affiliates (the “Confidential Information”).

5.2.   Upon termination of this agreement, the Consultant shall deliver to the Company, without keeping any copies, all written and tangible material in his possession which incorporates the Confidential Information or otherwise relates to the business of the Company and the Company's clients, business partners and associates, including, without limitation, writings, designs, documents, records, data, memoranda, photographs, illustrations, electronic mail files, sound recordings, tapes and disks containing software, computer source code listings, routines, file layouts, record layouts, system design information, models, manuals, documentation and notes.

5.3.   Disclosure of Work. The Consultant shall promptly and fully disclose and describe to the Company all the work that he conceives, creates, develops or reduces to practice, in the course of performing the services related to the Milestone on Schedule A, including, without limitation, any work protectable by copyright, any new or useful art, music, sound effects, discovery, contribution, finding or improvement, whether or not patentable, and all related know-how, which work: (a) relates, at the time of conception, creation, development or reduction to practice, to the Company’s business or projects or actual or demonstrably anticipated research or development as that pertains to the Milestone on Schedule A; (b) is conceived, created and developed or reduced to practice, in whole or in part on the Company’s time or with the use of any of the Company’s equipment, supplies, facilities or Confidential Information; or (c) results from any of the services performed by the Consultant for the Company in meeting the Milestone on Schedule A. (“the Company Work”).  The Company Work shall be documented by the Consultant and delivered to the Company by the Consultant in a timely manner.

5.4.   The Consultant represents that his performance of all of the terms and conditions of this Agreement does not and will not breach any agreement to keep in confidence proprietary information, knowledge or data of a third party and that the Consultant will not disclose to the Company, or induce the Company to use, any confidential information belonging to third parties unless the use or disclosure is authorized in writing by such owners.

5.5.   The Consultant further represents that any inventions or works protectable by copyright which relate to the Company’s actual or anticipated business or research and development and which the Consultant has conceived, authored, developed, made or reduced to practice prior to the Effective Date of this Agreement, have been disclosed to the Company.  See Schedule C for itemization.  The Company may license any of these copyrights by a mutually agreed licensing fee.

5.6

    Company acknowledgment.  The Company acknowledges the Consultant may work on additional projects of its own creation during this Agreement.  In this acknowledgment, the Company agrees that all provisions of Paragraphs 5.1, 5.2 and 5.3 shall only apply to work performed to attain the Milestone listed on Schedule A.

6.0

      Consultant's Covenants.

Consultant covenants to The Company as follows:

(a)

Consultant will comply at all times with all applicable laws and regulations of any jurisdiction in which Consultant acts;

(b)

Consultant will comply with all applicable policies of the Company and standards and shall carry out the Services in a manner consistent with the ethical and professional standards of The Company;

(c)

Consultant will comply at all times with all security provisions in effect from time to time at The Company's premises or any of The Company client's premises, with respect to access to premises, and all materials belonging to The Company or its clients; and

(d)

Consultant is legally authorized to engage in business in the United States and will provide The Company satisfactory evidence of such authority upon request.

(e)

Consultant agrees that he will be solely responsible for the delivery of all services to be provided by the Contractor as contemplated in this Agreement.

7.0

Confidentiality

During the course of carrying out the Services, the Consultant may have access to information that (i) relates to The Company's and/or its client(s)' past, present, or future research, development, or business activities and any proprietary products, materials, services, or technical knowledge, and (ii) is regarded as confidential by The Company ("Confidential Information").  In connection therewith, the following subsections shall apply:

(a)

The Confidential Information may be used by Consultant only to assist Consultant in connection with the Services;

(b)

Consultant will protect the confidentiality of the Confidential Information in the same manner that Consultant protects his own confidential information of like kind.  Access to the Confidential Information shall be restricted to Consultant and its personnel and Consultant shall not disclose Confidential Information to any third party;

(c)

The Confidential Information may not be copied or reproduced without The Company's prior written consent;

(d)

Unless otherwise expressly authorized in writing by The Company, all Confidential Information made available to Consultant, including copies thereof, shall be returned to The Company upon the first to occur of (i) termination of this Agreement or (ii) request by The Company;

(e)

Nothing in this Agreement shall prohibit or limit Consultant's use of information (including, but not limited to, ideas, concepts, know-how, techniques, and methodology) (i) previously known to Consultant, (ii) independently developed by Consultant, (iii) acquired by Consultant from a third party which is not, to Consultant's knowledge, under an obligation to The Company not to disclose such information,  (iv) which is or becomes publicly available through no breach by Consultant of this Agreement, (v) or which are required to be disclosed as part of a court process; and,

(f)

Consultant represents and warrants that it shall ensure that it has reasonably sufficient controls in place to ensure that all of its officers, directors, employees, shareholder and consultants to abide by this Section 6 and will produce written acknowledgements of same on the request of The Company.

8.0

Ownership

All materials developed and supplied by Consultant to The Company pursuant to this Agreement, either individually developed by Consultant or jointly developed with The Company to meet the Milestone in Schedule A, shall be owned exclusively by The Company.  Consultant agrees and hereby assigns all right, title and interest in such originally developed materials to the Company.  If this Agreement is terminated prior to the completion of any copyrightable projects, and if Company does not decide to pursue the copyright on the project, Company agrees to assign its rights in those projects to Consultant.

9.0

Indemnification

Consultant shall indemnify and hold The Company, its partners, employees and agents, harmless from and against any claims, demands, loss, damage or expense (i) related to bodily injury or death of any person or damage to property resulting from the negligent or willful acts or omissions of Consultant, (ii) incurred by The Company based on any claim that any deliverable or other materials delivered under this Agreement or use thereof by The Company infringes any copyright, trade secret or other proprietary right of any third party or (iii) resulting from a breach by Consultant of the covenants under Section 6.

10.0

Term

This Agreement shall be effective as of July 15, 2012 (the “Effective Date”) and shall terminate 24 months later (the "Term") unless the Term hereof is extended pursuant to express written agreement of the parties.  The parties agree to negotiate the terms of renewal of this agreement seven days prior to the termination date.  In the event the termination date passes without either party entering into negotiations to review the terms of this Agreement the contract will automatically renew for an additional three months subject to the same renewal provisions abovementioned.

11.0

Termination

(a)

This Agreement can be terminated prior to the end of the Term upon giving thirty (30) days' written notice to the other party of non-renewal.

(b)

This Agreement will immediately terminate if the Consultant is no longer available and able to deliver the Services to the Company on behalf of the Consultant.

(c)

In the event this Agreement is terminated, Consultant shall be entitled to payment of all fees and reimbursement of expenses, as provided in Section 4, incurred prior to the effective date of such termination.

(d)

Upon termination of this Agreement for any reason, Consultant will cease all activity on the Services and shall promptly provide to The Company, without cost to The Company, all work product and files developed by Consultant under this Agreement and all materials provided to Consultant by The Company in connection with this Agreement.

12.

Notice

Any notice or other communication given pursuant to this Agreement shall be in writing and shall be effective either when delivered personally to the party for whom intended, or three (3) days following deposit of same through Certified or Registered Mail, addressed to such party at the address set forth below the initial page of this Agreement.  Either party may designate a different address by notice to the other given in accordance herewith.

With respect to The Company:

Verify Smart Corp.

524 Wedge Lane

Fernley Nevada

With respect to Consultant:

Micro-Teck Consulting, Inc.

2421 Atlantic Avenue, Suite 203

Manasquan, New Jersey 08736

13.

Complete Agreement

This Agreement sets forth the entire understanding between the parties hereto and supercedes all prior agreements, arrangements and communications, whether oral or written, with respect to the subject matter hereof.  This Agreement may not be modified or amended except by the mutual written agreement of the parties.

14.0

Governing Law

This Agreement shall be governed by and construed in accordance with the laws of the State of Nevada. The parties hereby submit to the jurisdiction of the courts of, and the federal courts located in, the State of Nevada for all purposes related to this Agreement and the relationship between the parties, and such courts shall have exclusive jurisdiction of the subject matter hereof and thereof.

15.0   Limitation of Liability

In no event shall either party be liable for any consequential, incidental, punitive loss, damage or expenses (including but not limited to business interruption, lost business, or savings) even if it has been advised of their possible existence unless caused by such party's gross misconduct or fraud.

16.0    Power to Act on Behalf of The Company

Consultant shall not have any right, power or authority to create any obligation, express or implied, or make representation on behalf of The Company except as Consultant may be expressly authorized in advance in writing from time to time by The Company and then only to the extent of such authorization.

17.0    Independent Contractor Status

Consultant shall be an independent contractor and Consultant acknowledges, and confirms to The Company, Consultant’s status as that of an independent contractor.  Nothing herein shall be deemed or construed to create a joint venture, partnership, agency or employee/employer relationship between the parties for any purpose, including but not limited to taxes or employee benefits.  Consultant will be solely responsible for payment of any and all taxes and insurance.  Consultant will submit to The Company upon request evidence of compliance with the provisions of this paragraph in a form and manner satisfactory to The Company.

18.0    Preparation of Agreement.

This Agreement will have tax and other consequences to Consultant. Consultant acknowledges that he has been advised by the Company to consult with an attorney, tax advisor and other Consultants of his choice before entering into this Agreement and he has done so. Consultant further acknowledges that he has not relied upon any legal or tax advice of the Company or the Company's attorney in connection with this Agreement.

IN WITNESS WHEREOF the parties have duly executed this Agreement as of the day and year first above written.

CONSULTANT:                                                  VERIFY SMART CORPORATION:

Micro-Teck Consulting, Inc.

By: _/s/ Tom Eck____________                          By: __Tony Cinotti________________

Title: _President____________                           Title: __President__________________

SCHEDULE A

•

design and develop an end-to-end solution for authorizing credit card purchases utilizing a cell or smart phone as proof of identity

SCHEDULE B

•

Merrill Lynch/Bank of America

•

technology and strategy consulting to enterprises including all things mobile

•

custom mobile application/solution development to specification

•

biotechnology consulting and solutions

•

location-based services

•

group-based communication and tracking services

•

mobile device security

•

emergency preparedness and management

•

personnel, brand, and equipment security

•

Cloud-based solution implementation and consulting

SCHEDULE C

•

Push notifications to mobile devices

•

Remote control, tracking, and monitoring devices

•

Mobile device encryption and related device security functionality

•

Location-based services (GPS, network-based) for mobile devices

•

Hundreds of thousands of lines of general-purpose mobile device source code

•

Back-end server technologies (e.g. database, business, logic, authentication, membership)

•

Group/fleet-based communications and tracking services

•

Location-based behavior analytics

•

Pattern recognition, computational intelligence

•

VoIP system design and implementation (e.g. Asterisk)