Form 10-Q
period 2011-12-31
VERIFY SMART CORP.
filed 2013-01-25
CIK 1370292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

54,535,000 common shares issued and outstanding as of January 24, 2013

VERIFY SMART CORP.

Quarterly Report on Form 10-Q for the period ended December 31, 2011

INDEX

Page
PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

These financial statements have been prepared by Verify Smart Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2011, and our results of operations, and our cash flows for the six month period ended December 31, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company's Form 10-K.

VERIFY SMART CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Stated in U.S. Dollars)

(Unaudited)

VERIFY SMART CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	As Of December 31, 2011	As of June 30, 2011
Assets
Current
Cash	$ -	$ 2,727
Prepaid expenses	-	26,563
Total Assets	$ -	$ 29,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 16,253	$ 16,253
Loans Payable	119,029	119,029
Total Liabilities	135,282	135,282
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

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31		From May 31, 2006 (Inception) to December 31,
	2011	2010	2011	2010	2011
Revenue	$ -	$ -	$ -	$ -	$ -
Expenses
General and administrative	-	40	2,727	250	84,372
Professional fees	-	-	-	803	96,080
Management fees	-	53,205	26,563	113,330	1,432,679
Total operation expenses	-	53,245	29,290	114,383	1,613,131

Loss from Operations	-	(53,245)	(29,290)	(114,383)	(1,613,131)

Other Expenses
Interest Expense	-	(401)	-	(781)	(1,767)
Foreign exchange loss	-	-	-	-	(6,506)
Total other (expense)	-	(401)	-	(781)	(8,273)

Net Loss	$ -	$ (53,646)	$ (29,290)	$ (115,164)	$ (1,621,404)

Net (Loss) Per Share- Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding	52,785,000	52,785,000	52,785,000	52,785,000

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	Six Months Ended December 31
	2011	2010	From May 31 2006 (Inception) to December 31, 2011
Cash Flows Provided By (Used In) Operating Activities:
Net (loss)	$ (29,290)	$ (115,164)	$ (1,621,404)
Adjustments to reconcile net (loss) to cash used in operating activities:
Stock-based compensation	26,563	106,321	1,369,750
Changes to operating assets and liabilities:
Accounts payable and accrued liabilities	-	(4,347)	16,253
Net cash used in operating activities	(2,727)	(13,190)	(235,401)

Investing Activity	-	-	-
Financing Activities
Issuance of common stock	-	-	117,500
Share issue costs	-	-	(1,128)
Proceeds from loan payable	-	6,190	119,029
Net cash provided in financing activities	-	6,190	235,401

(Decrease) in Cash	(2,727)	(7,000)	-
Cash, Beginning of Period	2,727	9,728	-
Cash, End of Period	$ -	$ 2,728	$ -

Supplemental Information:
Cash Activities:
Interest Paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
Non-cash Investing and Financing Activities:
Common stock issued for services	$ -	$ -	$ 1,369,750

The accompanying condensed notes are an integral part of these interim financial statements.

Verify Smart Corp.
(Development Stage Company)

Statements of Stockholders' Equity
From May 31, 2006 (Inception) to December 31, 2011 (Stated in U.S. Dollars) (Unaudited)

	Common Stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	-	-	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	-

Stock issued for cash on June 30, 2010 at $0.10 per share	550,000	550	54,450	-	55,000

Stock issued for finders fees	20,000	20	(20)	-	-

Net loss for the year	-	-	-	(845,764)	(845,764)

Balance – June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

Net loss for the year	-	-	-	(222,565)	(222,565)

Balance – June 30, 2011	52,785,000	52,785	1,433,337	(1,592,114)	(105,992)

Net loss for the period	-	-	-	(29,290)	(29,290)

Balance – December 31, 2011	52,785,000	$52,785	$1,433,337	$(1,621,404)	$(135,282)

The accompanying condensed notes are an integral part of these interim financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $1,621,404 for the period from May 31, 2006 (inception) to December 31, 2011, has a stockholders’ deficit of $135,282, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company plans to continue as a going concern by actively developing and marketing its technology. It intends to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The unaudited financial information furnished herein reflects all adjustments, which are of a recurring nature and which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These statements should be read in conjunction with the Company’s financial statements and notes thereto for the fiscal year ended June 30, 2011. The Company assumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, certain footnote disclosure, which would substantially duplicate the disclosure contained in the June 30, 2011 financial statements, has been omitted. The results of operations for the six month period ended December 31, 2011 are not necessarily indicative of results for the entire year ending June 30, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and June 30, 2011, cash consists primarily of cash  on deposit.

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

Comprehensive Loss

SFAS 130, Reporting Comprehensive Income, (codified in ASC 220, Comprehensive Income) establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At December 31, 2011 and at June 30, 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update will require the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In addition, companies are also required to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statements. The update is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt the new disclosure requirements for comprehensive income beginning July 1, 2012.

4.

LOANS PAYABLE

At December 31, 2011, the Company was indebted for non-interest bearing loans, with no formalized terms of repayment, for $119,029 (June 30, 2011 - $119,029), of which $3,000 was an advance from a shareholder.

5.

CAPITAL STOCK

a) Common Stock

During the six month period ended December 31, 2011, the Company had no stock activity.

As of December 31, 2011 the Company had 52,785,000 shares of common stock issued and outstanding.

b) Share Purchase Warrants and Stock Options

There were no share purchase warrants or stock options outstanding at December 31, 2011 to acquire any additional shares of common stock.

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

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a) On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at December 31, 2011, all costs had been recognized over the term of the consulting agreement.

b) On September 22, 2009, the Company entered into a compensation agreement with AMG Group Inc. ("AMG') wherein AMG has agreed to provide certain consulting services to the company. The agreement expired on September 22, 2011.

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

e) Issuance of Units

During the months of April, November and December, 2012, under a private placement subscription agreement, the Company accepted five subscription agreements to issue 1,750,000 units to four investors, at $0.10 per unit, for total proceeds of $175,000. Each unit consists of one common share in the capital of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one common share in the capital stock of the Issuer. The warrants are exercisable for 18 months at $0.30 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

CORPORATE OVERVIEW

The address of our principal executive office is564 Wedge Lane, Fernley, Nevada 89408.  Our telephone number is (775) 575-5897.

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

       *    ATM transactions for Visa ATMs

       *    gift cards (pre-loaded format).

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three and six months ended December 31, 2011 and 2010 are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Revenue	$-	$-	$-		$-
Operation expenses	-	53,245	29,290		114,383
(Loss) from Operations	$-	$(53,245)	$(29,290)	$	(114,383)

The Company has not generated any revenue since inception. The decrease in operating expenses is due to decreased management fee resulting from less business activity as the Company prepares for its new business venture.

Operating Expenses

Our expenses for the three and six months ended December 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
General and administrative	$-	$40	$2,727	$250
Professional fees	-	-	-	803
Management fees	-	53,205	26,563	113,330
Total Operation Expenses	$-	$53,245	$29,290	$114,383

The decrease in management fees in 2011 is primarily related to termination of consulting agreements and less business activity as the Company prepares for its new business venture.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $Nil and our working capital deficit was $135,282.  During the six-month period ended December 31, 2011, we generated no revenues and have a net loss of $29,290.  As of December 31, 2011, we have a cumulative net loss since inception of $1,621,404.   We are illiquid and need cash infusions from investors and/or current shareholders to support our proposed business venture.

Working Capital (Deficit)

	As of December 31, 2011	As of June 30, 2011
	(Unaudited)

Current assets	$-	$29,290
Current liabilities	135,282	135,282
Working capital (deficit)	$(135,282)	$(105,992)

Cash Flows

	Six Months Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)
Net cash (used in) operating activities	$(2,727)	$(13,190)
Net cash provided by financing activities	-	6,190
Net (decrease) in cash	$(2,727)	$(7,000)

Cash From Operating Activities

Cash used in operating activities of $2,727 in the six months ended December 31, 2011 is due to a net operating loss of $29,290, offset by non-cash stock-based compensation in the same period of $26,563.  Cash used by operating activities of $13,190 in the six months ended December 31, 2010 is due to net operating loss of $115,164, offset in the same period by non-cash stock-based compensation of $106,321 and an increase in accounts payable of $4,347.

Cash From Financing Activities

There was no cash provided by financing activities in the six months ended December 31, 2011. Cash provided by financing activities of $6,190 in the six months ended December 31, 2010 is due to cash proceeds received from a non-interest bearing loan from unrelated parties.

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

As a result of the existence of these material weaknesses as of December 31, 2011, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.6     Changes in Registrant’s Certifying Accountant (incorporated by reference to

         Exhibit 10.1 of the Company’s Form 8-K dated December 21, 2012)

10.7     Private Placement Subscription Agreements with the following subscribers:

10.7  *  (A) Jim O’Callaghan, dated November 30, 2012, for 500,000 units

             (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2011 dated January 25, 2013)

      +  (B) Jim O’Callaghan, dated December 13, 2012, for 200,000 units

      +  (C) Brian Baily, dated December 12, 2012, for 50,000 units

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

         Company, by way of stock options and or warrants, dated October 19, 2012

         (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2011 dated January 25, 2013)

10.9  ++ Invoice and Professional Services Agreement with Jim O’Callaghan, initial fee in the form of an aggregate of 800,000 shares of common stock of the

         Company, by way of stock options and or warrants, dated October 19, 2012

10.10 *  Consulting Agreement with Micro-Teck Consulting, Inc. dated July 15, 2012

         (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2011 dated January 25, 2013)

(31)     RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1 *   Section 302 Certification of Principal Executive Officer and Principal
        Financial Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1 *   Section 906 Certification of Principal Executive Officer and Principal
        Financial Officer.

(101)    INTERACTIVE DATA FILE

101      Interactive Data File (Form 10-Q for the quarterly period ended December 31,

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Tony Cinotti, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q/A of Verify Smart Corp. for the period ended December 31, 2011 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Verify Smart Corp.

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