Form 10-K
period 2012-06-30
VERIFY SMART CORP.
filed 2013-03-05
CIK 1370292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 333-136492

VERIFY SMART CORP.

(Exact name of registrant as specified in its charter)

Nevada	20-5005810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

564 Wedge Lane, Fernley, Nevada 89408
(Address of principal executive offices)

(775) 575-5897
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

Yes	[ ]	No	[X ]

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold, was approximately $11,452,000 as of February 27, 2013 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

54,535,000 shares of common stock of the registrant outstanding as of February 27, 2013

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

Also effective March 19, 2009, we changed our name from "Treasure Explorations Inc." to "Verify Smart Corp". The change of name was approved by our board of directors and a majority of our shareholders.

On November 31, 2009, Tony Cinotti was appointed as a director of our company.

On December 11, 2012 and December 13, 2012, respectively, Anthony Lalley and Sandy Manata were appointed as directors of our company.

Our board of directors now consists of Tony Cinotti, Anthony Lalley and Sandy Manata.

Effective March 25, 2009, the Company entered into a joint venture agreement with Verified Capital Corp. and Verified Transactions Corp. relating to the formation and operation of a joint venture corporation that will sell internet security software for credit card fraud prevention.

Upon the satisfaction of customary closing conditions, the Company was to contribute an aggregate of $5,000,000 to the joint venture corporation, payable as to $2,000,000 by May 1, 2009 and $3,000,000 by July 1, 2009, for a 70% interest in the joint venture corporation.

By amendment of May 19, 2009, the companies had agreed that all obligations of the Joint Venture agreement had been deemed to have occurred and the agreement was in full force in good standing. In addition to the foregoing, Verified Transactions Corp. would grant to the joint venture corporation a 25 year worldwide exclusive license to market and sell Verified Transaction Corp.'s internet security software and all other internet business of whatsoever nature and including all future developments of such business for a 25 % interest in the joint venture corporation. Verified Capital Corp. would be granted a 5% interest in the joint venture corporation upon the transfer of certain assets.

Upon the closing of the joint venture agreement, the Company would be the operator of the joint venture corporation and would contract with Verified Capital Corp. to be the sub-operator.

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

Intellectual Property

We rely primarily on a combination of licensed patents, copyrights, trademarks, service marks, restrictions on disclosure and other methods to protect our intellectual property. We also enter into confidentiality and/or invention assignment agreements with our employees, consultants and current and potential affiliates, customers and business partners. We also generally control access to and distribution of proprietary documentation and other confidential information.

We have an agreement pending to license numerous patent applications with respect to certain of our technology in the U.S. Patent and Trademark Office and patent offices outside the U.S. Patents may not be awarded with respect to these applications and even if such patents are awarded, such patents may not provide us with sufficient protection of our intellectual property.

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

We incurred net losses of $1,667,496 for the period from May 31, 2006 (inception) to June 30, 2012.  No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. No assurance can be given that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have limited funds available for operating expenses. If we do not obtain funds when needed, we will have to cease our operations.

Currently, we have limited operating capital. As of June 30, 2012, our cash available was approximately $22,464. In the foreseeable future, we expect to incur significant expenses during the development stage of our identity protection/secured transaction services business. During the year ended June 30, 2012, we raised $50,000 equity funding by issuing 500,000 common shares of our stock. Subsequent to June 30, 2012, in November and December, 2012, we raised a further $125,000 equity funding by issuing 1,250,000 common shares of our stock. We may be unable to locate further sources of capital or may find that capital is not available on terms that are acceptable to us to fund our additional expenses. There is the possibility that we will run out of funds, and this may affect our operations and thus our profitability. If we cannot obtain funds when needed, we may have to cease our operations.

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

Our auditors’ report on our June 30, 2012 financial statements expressed an opinion that our Company’s capital resources as of June 30, 2012 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will loss their entire investment in our Company.

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

Risks Relating to Our Common Shares

Trading on the OTC Markets Group may be volatile and sporadic, which could depress the market price of our common shares and make it difficult for our shareholders to resell their shares.

Our common shares are quoted on the OTC Markets Group, OTC Pink tier service. Trading in shares quoted on the OTC Markets Group is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common shares for reasons unrelated to operating performance. Moreover, the OTC Markets Group is not a stock exchange, and trading of securities on the OTC Markets Group is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

ITEM 2.  PROPERTIES

We do not own any real property. Our principal business office is located at 564 Wedge Lane, Fernley, Nevada USA 89408.

ITEM 3. LEGAL PROCEEDINGS

Other than as set out below, our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4. (REMOVED AND RESERVED)

PART l1

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

 The Company's common stock is quoted in the OTC Markets Group, OTC Pink tier under the symbol VSMR.

 The following information concerning the high and low bid prices of the Company's common stock:

Quarterly period	High	Low
Fiscal year ended June 30, 2012:
First Quarter	$0.05	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.15	$0.01
Fourth Quarter	$0.20	$0.03
Fiscal year ended June 30, 2011:
First Quarter	$0.24	$0.05
Second Quarter	$0.10	$0.03
Third Quarter	$0.05	$0.02
Fourth Quarter	$0.05	$0.02

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

 As of June 30, 2012, there are approximately 53 shareholders of record, including beneficial holders of the Company’s common stock, with 53,285,000 shares outstanding.

The Company had no Common shares in treasury stock as of June 30, 2012.

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

 Stock Purchase Warrants

The Company had no stock purchase warrants outstanding at June 30, 2012.

 Recent Sales of Unregistered Securities

During the year ended June 30, 2012, the Company had the following stock activity:

On April 23, 2012, under a private placement subscription agreement, the Company issued 500,000 shares of common stock of the Company to an investor, at $0.10 per share, for total proceeds of $50,000.

During the year ended June 30, 2011, the Company had no common stock activity.

ITEM 6. SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2012 and June 30, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" of this annual report.

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

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The significant areas requiring management’s estimates and assumptions relate to determining the fair value of shares issued for services and acquisitions, and recognition of future income tax benefits.

Development Stage Company

The Company is a development stage company as defined by codification ASC 915, Development Stage Entities).  The Company is devoting substantially all of its present efforts to establishing a new business.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three

months or less to be cash equivalents. At June 30, 2012 and 2011 cash consists primarily of cash   on deposit.

Impairment of Long-Lived Assets

In accordance with codification in ASC 360, Property, Plant, and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments and Concentration of Risk

A fair value hierarchy was established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1:  classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.  As at June 30, 2012 and 2011 the Company has classified cash as being a Level 1 fair value financial instrument.

Level 2:  classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.  As at June 30, 2012 and 2011 the Company did not have any Level 2 fair value financial instruments.

Level 3:  classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.  As at June 30, 2012 and 2011 the Company classified notes payable as being a Level 3 fair value financial instrument.

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and loans payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.  Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with codification ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

codification ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At June 30, 2012, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-Based Compensation

The Company has adopted FASB ASC Topic 505, Equity, and FASB ASC Topic 718, Compensation – Stock Compensation to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period.  Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC Topic 740 Income Taxes (“ASC 740”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such an asset.

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

Alternative exploitation opportunities are currently being considered by the Company and management.

Our Products / Services

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

•

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

The service offers:

       *    easier remittance payments

       *    faster data transmission

       *    multiple recipient accounts

       *    fast, flexible payment options

       *    24 hour, 7 day/week client support

       *    cutting edge security, fraud monitoring, and reporting

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

Financial Condition, Liquidity and Capital Resources

We have cash and cash equivalents of $22,464 as at June 30, 2012.   We are indebted to creditors in the amount of $163,838, including loans payable of $119,019..

During the last year we raised $50,000 from investors.

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

Our operating results for the years ended June 30, 2012 and 2011 are summarized as follows:

	For the year ended June 30, 2012	For the year ended June 30, 2011
Revenue	$-	$-
Operating Expenses	74,455	221,010
Other Expenses	927	1,555
Net Loss	$75,382	$222,565

Our expenses for years ended June 30, 2012 and 2011 are outlined in the table below:

	For the year ended June 30, 2012	For the year ended June 30, 2011
Operating Expenses
General and administrative expenses	$9,481	$430
Professional fees	23,411	840
Management fees	41,563	219,740
Total Operating Expenses	$74,455	$220,973
Other Expenses
Interest expense	$778	$1,555
Exchange loss	149	-
Total Other Expenses	$927	$1,555

The increase in professional fees during the year ended June 30, 2012 as compared to the year ended June 30, 2011 is primarily due to increased business activity in areas such as accounting, auditing and legal. The decrease in management fees during the year ended June 30, 2012 is primarily related to termination of consulting agreements under former management and less business activity as the Company prepares for its new business venture.

During the period from inception (May 31, 2006) to June 30, 2012 we have had accumulated losses of $1,667,496 which are as follows:

General and administrative expenses	$91,126
Professional fees	119,491
Management fees	1,447,679
Interest expense	2,545
Exchange loss	6,655
Net (Loss)	$(1,667,496)

Our balance sheets as at June 30, 2012 and 2011 are summarized as follows:

	As at June 30, 2012	As at June 30, 2011
Cash	$22,464	$2,727
Total assets	$32,464	$29,290
Total liabilities	$163,838	$135,282
Total stockholders’ (deficit)	$(131,374)	$(105,992)

Our Company has no plant or significant equipment to sell and we have no intension to purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

Working Capital

	As of June 30,
	2012	2011

Current Assets	$32,464	$29,290
Current Liabilities	163,838	135,282
Working Capital (Deficit)	$(131,374)	$(105,992)

Cash Flows

	Years Ended June 30,
	2012	2011

Net cash (used in) operating activities	$(30,263)	$(14,031)
Net cash provided by financing activities	50,000	7,030
Net Increase (Decrease) in Cash	$19,737	$(7,001)

We anticipate that we will incur approximately $150,000 for operating expenses, including professional, legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. Accordingly, we will need to obtain additional financing in order to complete our business plan.

Cash (Used in) in Operating Activities

We used net cash in operating activities in the amount of $30,263 during the year ended June 30, 2012. Cash used in operating activities was provided by financing activities.

Cash Provided by Financing Activities

Cash was provided of $50,000 in financing activities during the year ended June 30, 2012, which was attributable to issuance of common stock.

Our historical results do not necessary indicate results expected for any future periods.

Liquidity and Capital Resources

We realize that we will have to raise cash in the near future to continue our operations.  If, in the future, we are unable to raise cash we might not be able to pay our creditors.

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Investor relations	$10,000
Office and administration	30,500
Rent	12,000
Transfer agent and filing fees	4,500
Auditing	15,000
Accounting	20,000
Legal	18,000
Consulting fees	40,000
Foreign exchange	-
Estimated cash required before payment of accounts payable	150,000
Add: Accounts payable as at June 30, 2012	44,809
Estimated cash required over next twelve months	$194,809

Disclosure of Outstanding Share Data

As of June 30, 2012, we had 53,285,000 shares of common stock issued and outstanding.

Going Concern Uncertainties

The Company and has a cumulative net loss of $1,667,496. The Company currently has only limited working capital with which continue its operating activities. The amount of capital required to sustain operations   is subject to future events and uncertainties, but the Company anticipates it will need to obtain approximately $200,000 in additional capital in the form of debt or equity in order to cover its current expenses over the next 12 months and continue to implement its business plan.  Whether such capital will be obtainable, or obtainable on commercially reasonable terms is at this date uncertain. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.  Our working capital deficit as at June 30, 2012 is $131,374. We cannot guarantee that we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current obligations. We will attempt to raise additional money through subsequent private placements, public offering or loans.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this report:

Statements of Cash Flows for the years ended June 30, 2012 and 2011 and for the period from May 31, 2006 (date of inception) to June 30, 2012	29

Notes to the Financial Statements	31

VERIFY SMART CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2012

(Stated in U.S. Dollars)

I. Vellmer Inc.
Chartered Accountant*
721 – 602 W. Hastings Street
Vancouver, B.C., V6B 1P2

		Tel:	604-687-3773
		Fax:	604-687-3778
	E-mail:	vellmer@i-vellmer.ca
*denotes an incorporated professional

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Verify Smart Corp.

I have audited the accompanying balance sheet of Verify Smart Corp. (a Development Stage Company) as of June 30, 2012 and the related statements of operations, stockholders' deficit and cash flows for the year ended June 30, 2012 and for the period from May 31, 2006 (date of inception of the development stage) to June 30, 2012.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.  The financial statements of Verify Smart Corp. as of June 30, 2011 were audited by other auditors whose report on those statements, dated December 7, 2012,  expressed an unqualified opinion and included an explanatory paragraph that described a going concern.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2012 and the results of its operations and its cash flows for the year ended June 30, 2012 and for the period from May 31, 2006 (date of inception of the development stage) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is a development stage company and has incurred substantial losses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to their planned financing and other matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

                  “I Vellmer Inc.”

March 5, 2013

   Chartered Accountant

VERIFY SMART CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	As of June 30,
	2012	2011

ASSETS
Current
Cash	$22,464	$2,727
Prepaid expenses	10,000	26,563
Total Assets	$32,464	$29,290

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current
Accounts payable and accrued liabilities (note 8)	$44,809	$16,253
Loans payable (note 9)	119,029	119,029
Total Liabilities	163,838	135,282
Stockholders’ Deficit
Share Capital (Note 5)
Authorized:
Common stock - $0.001 par value, 250,000,000 shares
Issued and Outstanding:
Common stock - 53,285,000 shares (June 30, 2011 – 52,785,000 shares)	53,285	52,785
Additional Paid-in Capital	1,482,837	1,433,337
Accumulated Deficit during the Development Stage	(1,667,496)	(1,592,114)
Total Stockholders’ Deficit	(131,374)	(105,992)

Total Liabilities and Stockholders’ Deficit	$32,464	$29,290

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	Year Ended June 30		From May 31, 2006 (Inception) to
	2012	2011	June 30, 2012

Revenue	$-	$ -	$ -

Operating Expenses
General and administrative	9,481	430	91,126
Professional fees	23,411	840	119,491
Management and consulting fees	41,563	219,740	1,447,679
Total Operating Expenses	74,455	221,010	1,658,296

Loss from Operations	(74,455)	(221,010)	(1,658,296)

Other Expenses
Interest expense	(778)	(1,555)	(2,545)
Foreign exchange loss	(149)	-	(6,655)
Total Other Expenses	(927)	(1,555)	(9,200)

Net Loss	$(75,382)	$ (222,565)	$ (1,667,496)

Net Loss Per Share – Basic and Diluted	$(0.00)	$ (0.01)

Weighted Average Shares Outstanding	52,878,151	52,785,000

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year Ended June 30		From May 31, 2006 (Inception) to
	2012	2011	June 30, 2012
Cash Flows Provided By (Used In):

Operating Activities
Net (loss)	$(75,382)	(222,565)	(1,667,496)
Adjustments to reconcile net (loss) to cash used in operating activities:
Stock-based compensation	26,563	212,500	1,369,750
Changes to operating assets and liabilities:
Prepaid expenses	(10,000)	70	(10,000)
Accounts payable and accrued liabilities	28,556	(4,036)	44,809
Net cash (used in) operating activities	(30,263)	(14,031)	(262,937)

Investing Activity	-	-	-

Financing Activities
Issuance of common stock	50,000	-	167,500
Share issue costs	-	-	(1,128)
Proceeds from loans payable	-	7,030	119,029
Net cash provided (used in) financing activities	50,000	7,030	285,401

Increase (Decrease) in Cash	19,737	(7,001)	22,464
Cash, Beginning of Period	2,727	9,727	-

Cash, End of Period	$22,464	2,727	22,464

Supplemental Information
Cash Activities:
Interest paid	$778	1,555	2,545
Income taxes paid	$-	-	-
Non-cash Investing and Financing Activities	-	-
Common stock issued for services	$-	-	1,369,750

The accompanying notes are an integral part of these financial statements.

Verify Smart Corp.
(Development Stage Company)

Statements of Stockholders' Deficit
From May 31, 2006 (Inception) to June 30, 2012 (Stated in U.S. Dollars)

	Common Stock
	Shares #	Par Value $	Additional Paid-in Capital $	Deficit Accumulated During the Development Stage $	Total $
Balance - May 31, 2006 (Date of Inception)

Stock issued for cash on May 31, 2006 at $0.0003 per share	30,000,000	30,000	(20,000)	-	10,000

Net loss for the period	-	-	-	(430)	(430)

Balance - June 30, 2006	30,000,000	30,000	(20,000)	(430)	9,570

Stock issued for cash on October 31, 2006
at $0.0013 per share	30,000,000	30,000	10,000	-	40,000

Net loss for the year	-	-	-	(14,000)	(14,000)

Balance - June 30, 2007	60,000,000	60,000	(10,000)	(14,430)	35,570

Net loss for the year	-	-	-	(14,502)	(14,502)

Balance - June 30, 2008	60,000,000	60,000	(10,000)	(28,932)	21,068

Stock issued for consulting services	1,015,000	1,015	850,735	-	851,750

Stock issued for cash on May 27, 2009 at $1.25 per share, net of share issuance costs	10,000	10	11,362	-	11,372

Net loss for the year	-	-	-	(494,853)	(494,853)

Balance - June 30, 2009	61,025,000	61,025	852,097	(523,785)	389,337

Stock issued for consulting services	1,190,000	1,190	516,810	-	518,000

Stock cancelled	(10,000,000)	(10,000)	10,000	-	-

Stock issued for cash on June 30, 2010 at $0.10 per share	550,000	550	54,450	-	55,000

Stock issued for finders fees	20,000	20	(20)	-	-

Net loss for the year	-	-	-	(845,764)	(845,764)

Balance – June 30, 2010	52,785,000	52,785	1,433,337	(1,369,549)	116,573

Net loss for the year	-	-	-	(222,565)	(222,565)

Balance – June 30, 2011	52,785,000	52,785	1,433,337	(1,592,114)	(105,992)

Stock issued for cash on June 30, 2010 at $0.10 per share	500,000	500	49,500	-	50,000

Net loss for the year	-	-	-	(75,382)	(75,382)

Balance – June 30, 2012	53,285,000	$53,285	$1,482,837	$(1,667,496)	$(131,374)

The accompanying notes are an integral part of these financial statements.

VERIFY SMART CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

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

2.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $1,667,496 for the period from May 31, 2006 (inception) to June 30, 2012, has a stockholders’ deficit of $131,374, and has no revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and marketing of its projects. The Company’s management plans to continue the operations of the Company as a going concern by actively developing and marketing its technology. Management plans to raise additional capital for the development and marketing of its project primarily through the issuance of common shares and or the issuance of debt securities. It may also raise additional capital by selling interests in its projects. There can be no assurance that the Company’s management will be successful in marketing and developing its project or in securing financing. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The significant areas requiring management’s estimates and assumptions relate to determining the fair value of shares issued for services and acquisitions, and recognition of future income tax benefits.

Development Stage Company

The Company is a development stage company as defined by codification ASC 915, Development Stage Entities.  The Company is devoting substantially all of its present efforts to establishing a new business.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and June 30, 2011, cash consists primarily of cash   on deposit.

Impairment of Long-Lived Assets

In accordance with codification in ASC 360, Property, Plant, and Equipment, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Fair Value of Financial Instruments and Concentration of Risk

A fair value hierarchy was established that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1:  classification is applied to any asset or liability that has a readily available quoted market price from an active market where there is significant transparency in the executed/quoted price.  As at June 30, 2012 and 2011 the Company has classified cash as being a Level 1 fair value financial instrument.

Level 2:  classification is applied to assets and liabilities that have evaluated prices where the data inputs to these valuations are observable either directly or indirectly, but do not represent quoted market prices from an active market.  As at June 30, 2012 and 2011 the Company did not have any Level 2 fair value financial instruments.

Level 3:  classification is applied to assets and liabilities when prices are not derived from existing market data and requires us to develop our own assumptions about how market participants would price the asset or liability.  As at June 30, 2012 and 2011 the Company classified notes payable as being a Level 3 fair value financial instrument.

The fair values of financial instruments, which include cash, accounts payable and accrued liabilities and loans payable, were estimated to approximate their carrying values due to the immediate or relatively short maturity of these instruments.  Management does not believe that the Company is subject to significant interest, currency or credit risks arising from these financial instruments.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with codification ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) before and after discontinued operations, by the weighted average number of common shares outstanding (denominator) during the period, including contingently issuable shares where the contingency has been resolved.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Comprehensive Loss

Codification ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  At June 30, 2012 and at June 30, 2011, the Company had no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-Based Compensation

The Company has adopted FASB ASC Topic 505, Equity, and FASB ASC Topic 718, Compensation – Stock Compensation to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted to employees are measured at the fair value at the grant date, and expensed over the expected vesting period.  Transactions in which goods or services are received from non-employees in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

•

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to FASB ASC Topic 740 Income Taxes (“ASC 740”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740 to allow recognition of such an asset.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04: “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This is a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

4.

LOANS PAYABLE

At June 30, 2012, the Company was indebted for non-interest bearing loans, with no formalized terms of repayment, for $119,029 (June 30, 2011 - $119,029), of which $3,000 was an advance from a shareholder.

5.

CAPITAL STOCK

a) Common Stock

During the year ended June 30, 2012, the Company had the following stock activity:

On April 23, 2012, under a private placement subscription agreement, the Company accepted a subscription agreement to issue 500,000 shares to an investor, at $0.10 per share, for total proceeds of $50,000.

As of June 30, 2012 the Company had 53,285,000 shares of common stock issued and outstanding.

During the year ended June 30, 2011, the Company had no stock activity~~.~~

As of June 30, 2011 the Company had 52,785,000 shares of common stock issued and outstanding.

b) Share Purchase Warrants and Stock Options

There were no share purchase warrants and stock options outstanding at June 30, 2012 or June 30, 2011 to acquire any additional shares of common stock.

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

7.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

a) Consulting Agreement

On August 14, 2009, the Company entered into a consulting agreement with Cohen Independent Group ("Cohen") wherein Cohen has agreed to provide certain consulting services to the Company. As compensation under the agreement, the Company agreed to issue 1,000,000 restricted shares of common stock. The agreement expires on August 14, 2011. On September 14, 2009, the Company issued 1,000,000 restricted shares of common stock at a fair value of $425,000 to Cohen for services to be provided over two year periods. As at June 30, 2012, all costs had been recognized over the term of the consulting agreement (2011 - $26,563 remained unrecognized as prepaid expense).

b) Share Purchase Agreement

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

c) Commitments and Contractual Obligations Incurred Under Former Management

 To further its business activities, prior to 2010, under former management the Company entered into or contemplated agreements and letters of intent with certain service providers.

 Present management has conducted a review of these agreements, with a view to determining their validity, legitimacy and applicableness to current business objectives of the Company.

It is the opinion of management that any conditions, requirements, obligations and terms in these agreements have become stale-dated, inapplicable and/or legally void. Although management is of the opinion that there are no present or future liabilities, commitments or obligations by the Company with respect to these agreements, there is a measurement uncertainty with regard to the agreements, the outcome of which may not be completely determinable.

8.

RELATED PARTY BALANCES AND TRANSACTIONS

Related party balances and transactions not disclosed elsewhere in these financial statements consist of the following:

As at June 30, 2012, the Company had included in accounts payable $5,471 owing to its Chief Executive Officer (2011 - $nil).  The amounts due have no interest, security or repayment terms.

9.

INCOME TAXES

Potential benefits of income tax losses and other tax assets are not recognized in the accounts until realization is more likely than not. As of June 30, 2012, the Company has net operating losses carried forward of $297,700 (2011 - $248,900) for tax purposes subject to expiration as described below. Pursuant to ASC 740, Income Taxes, the Company is required to compute tax asset benefits for net operating losses carried forward and other items giving rise to deferred tax assets. Future tax benefits which may arise as a result of these losses and other items have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these items.

The actual income tax provisions differ from the expected amounts calculated by applying the  income tax statutory rate applicable to the Company’s loss before income taxes. The components of these differences are as follows:

	2012	2011

	34%	34%

Expected income tax (recovery)	$(25,630)	$(75,700)
Non-deductible finance costs	9,030	72,250
Change in valuation allowance	16,600	3,450

Income tax provision	$-	$-

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:
	2012	2011

Net operating loss carryforward	$101,250	$84,650
Total deferred tax assets	101,250	84,650
Less: valuation allowance	(101,250)	(84,650)

Net deferred tax assets recognized	$-	$-

As of June 30, 2012, the Company has net operating tax loss carry forwards of approximately $297,700. Net operating loss carry forwards expires twenty years from the date the loss was incurred.

10.

SUBSEQUENT EVENTS

a) Patent License Agreement

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

By a license agreement amendments dated October 17, 2012 and December 19, 2012, the Company and Assured mutually agreed to extend the effective date 90 days, or earlier if mutually agreed upon, from the date of the first amendment of October 17, 2012.

b) Consulting Agreement – Micro-Teck Consulting, Inc.

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

c) Consulting Agreements – Other

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

d) Issuance of Units

During the months of November and December, 2012, under private placement subscription agreements, the Company accepted five subscription agreements to issue 1,250,000 units to four investors, at $0.10 per unit, for total proceeds of $125,000. Each unit consists of one common share in the capital of the Company and one common share purchase warrant.  Each warrant entitles the holder to purchase one common share in the capital stock of the Issuer. The warrants are exercisable for 18 months at $0.30 per share.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission in Internal Control — Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on such criteria.

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

Changes in Internal Control over Financial Reporting

For the year ended June 30, 2012, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of our directors and executive officers of our Company as at June 30, 2012:

Name and Address	Position	Age
Tony Cinotti (*)	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	63

(*)	Member of the Audit Committee.

(1)	Tony Cinotti was appointed a Director on November 30, 2009.

Each of the director names above will serve until the next Annual Meeting of Stockholders or until their successors is duly elected and has qualified.  Directors are elected for a one year term at the Annual General Meeting of Stockholders.   Each director will hold his position at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated.  There is no arrangement or understanding between any of our director or officer and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the directors of our Board of Directors. There are also no arrangements, agreements or understanding between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Historical Background of Our Director

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

Our Audit Committee Charter requires that its members monitor the following:

•

the integrity of the financial statement of our Company;

•

the compliance by our Company with legal and regulatory requirements;

•

the independence and performance of our Company’s external auditors;

•

make regular reports to our Board of Directors;

•

review the annual financial statements, independence of auditors and fees to be paid to the independent auditors; and

•

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

Other Directorships

The directors of the Company do not serve as directors of any other company trading on the OTCBB, OTC Markets Group or any other public markets.  This might not be the case in the future, but as at the date of this prospectus they are not officers or directors of any other public company.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by our Company from May 31, 2006 (date of inception) to June 30, 2012, for each of our officers and directors.   This information includes dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.   The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compensation ($)

Howard Gelfand Former President, Chief Executive Officer and Chief Financial Officer	2008 2009 2010 2011 2012	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

Manly Shore Former President, Chief Executive Officer, Chief Financial Officer and Director	2009 2010 2011 2012	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Adi Muljo Former VP Business Development and Director	2009 2010 2011 2012	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Ralph Santos Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2009 2010 2011 2012	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Tony Cinotti Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	2009 2010 2011 2012	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

We have not paid any salaries in 2008, 2009, 2010, 2011 and 2012 to date, and we do not anticipate paying any salaries at any time during the forthcoming year.   We will not be paying salaries until we have adequate funds to do so.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the Company's common stock beneficially owned on June 30, 2012, for (i) each of the Company's executive officers and directors and (ii) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At June 30, 2012, 53,285,000 shares of the Company's common stock were outstanding.

DESCRIPTION OF SECURITIES

Our authorized capital consists of 250,000,000 shares of common stock, par value $0.001 per share, of which 53,285,000 shares are issued and outstanding.

The following table sets forth certain information regarding the Company's common stock beneficially owned on June 30, 2012, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

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

The percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 30, 2012. As of June 30, 2012 there were 53,285,000 shares of our Company's common stock issued and outstanding.

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

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since May 31, 2006 (date of inception) to June 30, 2012 and thereafter to the date of this Form 10-K, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director, executive officer, any security holder or related party who is known by us to own of record or beneficially more than 5% of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, from May 31, 2006 (date of inception) to June 30, 2012, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of the common shares of our Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2012 and for fiscal year ended June 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30,
	2012	2011
Audit Fees	$8,500	$13,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$8,500	$13,000

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

Tax Fees

The Company incurred no expenses for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended June 30, 2012 and June 30, 2011.

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

10.6     Changes in Registrant’s Certifying Accountant (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K and Forms 8-K/A dated December 21, 2012, January 17, 2013 and February 8, 2013)

10.7     Private Placement Subscription Agreements with the following subscribers:

10.7  * (A) Jim O’Callaghan, dated November 30, 2012, for 500,000 shares (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2011 dated January 25, 2013)

+  (B) Jim O’Callaghan, dated December 13, 2012, for 200,000 units

+  (C) Brian Baily, dated December 12, 2012, for 50,000 units

+  (D) Joseph Zenko, JR, dated December 17, 2012, for 500,000 units

+  (E) Murray Polischuk/Murling Holdings Inc., dated April 23, 2012, for 500,000 units

10.8    Invoice and Professional Services Agreement with Lloyd Dohner, initial fee in the form of an aggregate of 400,000 shares of common stock of the Company, by way of stock options and or warrants, dated October 19, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2011 dated January 25, 2013)

10.9  ++ Invoice and Professional Services Agreement with Jim O’Callaghan, initial fee in the form of an aggregate of 800,000 shares of common stock of the Company, by way of stock options and or warrants, dated October 19, 2012

10.10  Consulting Agreement with Micro-Teck Consulting, Inc. dated July 15, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended September 30, 2011 dated January 25, 2013)

(31)    RULE 13A-14(D)/15D-14(D) CERTIFICATIONS

31.1  Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

(32)     SECTION 1350 CERTIFICATIONS

32.1  Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

(101)   INTERACTIVE DATA FILE

101

Interactive Data File (Form 10-K for the annual period ended June 30, 2012 furnished in XBRL)

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

VERIFY SMART CORP.

Date:	March 5, 2013	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	March 5, 2013	By:	/s/ Tony Cinotti
		Name:	Tony Cinotti
		Title:	Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer